Form 10QSB
period 1997-09-30
VIVA GOLF MANUFACTURING INC
filed 1999-03-09
CIK 1031829

Commission File
                                                                 Number 333-6388

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 1O-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997


                          VIVA GOLF MANUFACTURING, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Florida                               65-0594832
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

         737 N.E. 70th Street
         Boca Raton, Florida                           33487
 (Address of Principal Executive Office)             (Zip Code)

       Registrant's telephone number, including area code: (800) 216-4083

      Check whether issuer (1) filed in reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |_| No |X|

Number of shares of Common Stock outstanding as of September 30, 1997:__________

Transitional Small Business Disclosure Format (Check One): Yes |_| No |_|

                               Viva Golf Mfg & Sub
                                  Balance Sheet
                            as of September 30, 1997


                                                  Sep 30, 97
                                                  ----------
ASSETS
  Current Assets
   Checking/Savings
     108 - Republic Checking                          189.98
                                                   ---------
   Total Checking/Savings                             189.98
   Other Current Assets
     236 - Inventory Golf Clubs                     4,062.00
                                                   ---------
   Total Other Current Assets                       4,062.00
                                                   ---------

   Total Current Assets                             4,251.96
   Fixed Assets
     233 - Equipment Fixed Assets                   1,370.31
                                                   ---------
Total Fixed Assets                                  1,370.31
   Other Assets
     251 - Other Assets
       257 - Organization Costs                     7,664.00
                                                   ---------
     Total 261 - Other Assets                       7,664.00
                                                   ---------
   Total Other Assets                               7,664.00
                                                   ---------

TOTAL ASSETS                                       13,288.29
                                                   =========

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        350 - Loan Payable
          332 - LP to bal audit 11/30/98           18,372.00
          331 - LP GMM, Ltd                        25,997.31
          337 - LP audit 8/30/98                    1,880.00
          338 - LP audit 3/31/97                    9,362.00
          341 - LP Edco Financial                  25,000.00
          347 - LP Shdrs StockRetire                5,000.00
                                                   ---------

        Total 330 - Loan Payable                   85,611.31
                                                   ---------

      Total Other Current Liabilities              85,611.31
                                                   ---------

    Total Current Liabilities                      85,611.31
                                                   ---------

  Total Liabilities                                85,611.31
                                                   ---------

  Equity
        370 - Capital Stock
          371 - Common Stock Par $.001             11,700.00
                                                   ---------
        Total 378 - Capital Stock                  11,700.00

        3008 - Retained Earnings                  (48,711.00)
        Net Income                                (35,314.02)
                                                  ----------
  Total Equity                                    (72,325.02)
                                                  ----------

TOTAL LIABILITIES & EQUITY                         13,296.28
                                                  ==========

                               Viva Golf Mfg & Sub
                                 Profit and Loss
                            as of September 30, 1997

                                             Jul -
                                             Sep 97
                                            --------
    Ordinary Income/Expenses
      Income
        487 - Wholesale Sales               3,482.34
                                           ---------
      Total Income                          3,482.34

      Cost of Goods Sold
        995 - Cost of Goods Sold Equipment      0.00
                                           ---------
      Total Cost                                0.00
                                           ---------

    Gross Profit                            3,482.34

    Expense
      801 - Marketing & Promotion             211.78
      831 - Repairs Equipment                 430.94
      731 - Licenses & Permit Fees            316.20
      303 - Office & Administration         2,189.53
      343 - Accounting                          0.00
      348 - Legal Fees                      1,000.00
      639 - Amortizaton Expense               500.00
      641 - Depreciation Expense               91.00
                                           ---------

    Total Expense                           4,719.45
                                           ---------

  Net ordinary Income                      (1,297.11)
                                           ---------

Net Income                                 (1,297.11)
                                           ---------

      2. Management Discussion and Analysis of Financial Condition and Results of Operations

Registrant has insignificant operations or substantial assets and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt of a combination thereof.

The Registrant has approximately 60 shareholders.

It is the present expectation of the Management of Registrant that in connection with any such merger or acquisition of operations or assets that the Management of Registrant will be transferred to the new controlling shareholders. The Management of Registrant intends to negotiate covenants with any such company or controlling shareholders that it/they will maintain Registrant's registration with the Securities and Exchange Commission, comply with the terms of its Articles of Incorporation and Bylaws in all respects, maintain and promote an orderly market in Registrant's Common Stock and otherwise treat Registrant's shareholders fairly.

Liquidity and Capital Resources

Registrant is a development-stage company and has conducted limited business operations. The Company's cash resources and liquidity are extremely limited. The Company has no assets to use as collateral to allow the Company to borrow, and there is no available external funding source other than loans from shareholder which has agreed to provide up to $10,000 for expenses connected with the attempt to find a business combination partner. If no combination partner is found in 24 months, Registrant will experience severe cash flow difficulties. Registrant's principal needs for capital are for Securities and Exchange Commission reporting requirements, bookkeeping, and professional fees.

6. Exhibits and Reports on Form 8K

(a) Exhibit 27 - Financial Data Schedule

(b) The Company Filed No Reports on Form 8K During the Period.

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VIVA Golf Manufacturing Inc.

March 9, 1999
-------------                       ----------------------------
Date                                Ralph T. Woolbright
                                    Director/CFO