Form 10QSB
period 1997-12-31
VIVA GOLF MANUFACTURING INC
filed 1999-03-09
CIK 1031829

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


                For the quarterly period ended December 31, 1997


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

      Check whether issuer (1) filed in reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |_| No |_|

Number of shares of Common Stock outstanding as of December 31, 1998: 11,700,000

Transitional Small Business Disclosure Format (Check One): Yes |X     | No |_|

                               Viva Golf Mfg & Sub
                                  Balance Sheet
                             as of December 31, 1997

                                                Dec 31, 97
                                                ----------
ASSETS
  Current Assets
   Checking/Savings
     108 - Republic Checking                          0.00
                                                 ---------
   Total Checking/Savings                             0.00
   Other Current Assets
     236 - Inventory Golf Clubs                   4,062.00
                                                 ---------
   Total Other Current Assets                     4,062.00
                                                 ---------

   Total Current Assets                           4,062.00
   Fixed Assets
     233 - Equipment Fixed Assets                 1,279.31
                                                 ---------
Total Fixed Assets                                1,279.31
   Other Assets
     251 - Other Assets
       257 - Organization Costs                   7,164.00
                                                 ---------
     Total 261 - Other Assets                     7,164.00
                                                 ---------
   Total Other Assets                             7,164.00
                                                 ---------

TOTAL ASSETS                                     12,606.31
                                                 =========

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        350 - Loan Payable
          332 - LP to bal audit 11/30/98         19,215.16
          331 - LP GMM, Ltd                      25,997.31
          337 - LP audit 8/30/98                  1,880.00
          338 - LP audit 3/31/97                  9,362.00
          341 - LP Edco Financial                25,000.00
          347 - LP Shdrs StockRetire              5,000.00
                                                 ---------

        Total 330 - Loan Payable                 86,454.47
                                                 ---------

      Total Other Current Liabilities            86,454.47
                                                 ---------

    Total Current Liabilities                    86,454.47
                                                 ---------

  Total Liabilities                              86,454.47
                                                 ---------

  Equity
        370 - Capital Stock
          371 - Common Stock Par $.001           11,700.00
                                                 ---------
        Total 378 - Capital Stock                11,700.00

        3008 - Retained Earnings                (48,711.00)
        Net Income                              (36,938.16)
                                                ----------
  Total Equity                                  (73,949.16)
                                                ----------

TOTAL LIABILITIES & EQUITY                       12,596.31
                                                ==========

                               Viva Golf Mfg & Sub
                                 Profit and Loss
                             as of December 31, 1997

                                              Oct -
                                              Dec 97
                                             --------
    Ordinary Income/Expenses
      Income
        487 - Wholesale Sales                  940.47
                                            ---------
      Total Income                             940.47

      Cost of Goods Sold
        995 - Cost of Goods Sold Equipment       0.00
                                            ---------
      Total Cost                                 0.00
                                            ---------

    Gross Profit                               940.47

    Expense
      801 - Marketing & Promotion              186.00
      831 - Repairs Equipment                    0.00
      731 - Licenses & Permit Fees              20.00
      303 - Office & Administration            768.61
      343 - Accounting                           0.00
      348 - Legal Fees                       1,000.00
      639 - Amortizaton Expense                500.00
      641 - Depreciation Expense                91.00
                                            ---------

    Total Expense                            2,564.61
                                            ---------

  Net ordinary Income                       (1,624.14)
                                            ---------

Net Income                                  (1,624.14)
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