Form 10QSB
period 1998-06-30
VIVA GOLF MANUFACTURING INC
filed 1999-03-09
CIK 1031829

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


                  For the quarterly period ended June 30, 1998


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

Transitional Small Business Disclosure Format (Check One): Yes |X| No |_|

                               Viva Golf Mfg & Sub
                                  Balance Sheet
                               as of June 30, 1998

                                             Jun 30, 98
                                             ----------
ASSETS
  Current Assets
   Checking/Savings
     108 - Republic Checking                       0.00
                                              ---------
   Total Checking/Savings                          0.00
   Other Current Assets
     236 - Inventory Golf Clubs                4,062.00
                                              ---------
   Total Other Current Assets                  4,062.00
                                              ---------

   Total Current Assets                        4,062.00
   Fixed Assets
     233 - Equipment Fixed Assets              1,097.31
                                              ---------
Total Fixed Assets                             1,097.31
   Other Assets
     251 - Other Assets
       257 - Organization Costs                6,164.00
                                              ---------
     Total 261 - Other Assets                  6,164.00
                                              ---------
   Total Other Assets                          6,164.00
                                              ---------

TOTAL ASSETS                                  11,323.31
                                              =========

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        350 - Loan Payable
          332 - LP to bal audit 11/30/98      19,430.00
          331 - LP GMM, Ltd                   25,997.31
          337 - LP audit 8/30/98               1,880.00
          338 - LP audit 3/31/97               9,362.00
          341 - LP Edco Financial             25,000.00
          347 - LP Shdrs StockRetire           5,000.00
                                              ---------

        Total 330 - Loan Payable              86,669.31
                                              ---------

      Total Other Current Liabilities         86,669.31
                                              ---------

    Total Current Liabilities                 86,669.31
                                              ---------

  Total Liabilities                           86,669.31
                                              ---------

  Equity
        370 - Capital Stock
          371 - Common Stock Par $.001        11,700.00
                                              ---------
        Total 378 - Capital Stock             11,700.00

        3008 - Retained Earnings             (86,455.00)
        Net Income                              (591.00)
                                             ----------
  Total Equity                               (75,346.00)
                                             ----------

TOTAL LIABILITIES & EQUITY                    11,323.31
                                             ==========

                               Viva Golf Mfg & Sub
                                 Profit and Loss
                               as of June 30, 1998

                                             Apr -
                                             Jun 98
                                             ------
    Ordinary Income/Expenses
      Income
        487 - Wholesale Sales                  0.00
                                            -------
      Total Income                             0.00

      Cost of Goods Sold
        995 - Cost of Goods Sold Equipment     0.00
                                            -------
      Total Cost                               0.00
                                            -------

    Gross Profit                               0.00

    Expense
      801 - Marketing & Promotion              0.00
      831 - Repairs Equipment                  0.00
      731 - Licenses & Permit Fees             0.00
      303 - Office & Administration            0.00
      343 - Accounting                         0.00
      348 - Legal Fees                         0.00
      639 - Amortizaton Expense              500.00
      641 - Depreciation Expense              91.00
                                            -------

    Total Expense                            591.00
                                            -------

  Net ordinary Income                       (591.00)
                                            -------

Net Income                                  (591.00)
                                            -------

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