Form 10QSB
period 1998-09-30
VIVA GOLF MANUFACTURING INC
filed 1999-03-09
CIK 1031829

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


                For the quarterly period ended September 30, 1998


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

                               Viva Golf Mfg & Sub
                                  Balance Sheet
                            as of September 30, 1998

                                                  Sep 30, 98
                                                  ----------
ASSETS
  Current Assets
   Checking/Savings
     108 - Republic Checking                            0.00
                                                   ---------
   Total Checking/Savings                               0.00
   Other Current Assets
     236 - Inventory Golf Clubs                     4,062.00
                                                   ---------
   Total Other Current Assets                       4,062.00
                                                   ---------

   Total Current Assets                             4,062.00
   Fixed Assets
     233 - Equipment Fixed Assets                   1,006.31
                                                   ---------
Total Fixed Assets                                  1,006.31
   Other Assets
     251 - Other Assets
       257 - Organization Costs                     5,664.00
                                                   ---------
     Total 261 - Other Assets                       5,664.00
                                                   ---------
   Total Other Assets                               5,664.00
                                                   ---------

TOTAL ASSETS                                       10,732.31
                                                   =========

LIABILITIES & EQUITY
  Liabilities
    Current Liabilities
      Other Current Liabilities
        350 - Loan Payable
          332 - LP to bal audit 11/30/98           19,430.00
          331 - LP GMM, Ltd                        25,997.31
          337 - LP audit 8/30/98                    1,880.00
          338 - LP audit 3/31/97                    9,362.00
          341 - LP Edco Financial                  25,000.00
          347 - LP Shdrs StockRetire                5,000.00
                                                   ---------

        Total 330 - Loan Payable                   86,669.31
                                                   ---------

      Total Other Current Liabilities              86,669.31
                                                   ---------

    Total Current Liabilities                      86,669.31
                                                   ---------

  Total Liabilities                                86,669.31
                                                   ---------

  Equity
        370 - Capital Stock
          371 - Common Stock Par $.001             11,700.00
                                                   ---------
        Total 378 - Capital Stock                  11,700.00

        3008 - Retained Earnings                  (86,455.00)
        Net Income                                 (1,182.00)
                                                  ----------
  Total Equity                                    (75,937.00)
                                                  ----------

TOTAL LIABILITIES & EQUITY                         10,732.31
                                                  ==========

                               Viva Golf Mfg & Sub
                                 Profit and Loss
                            as of September 30, 1998

                                              Jul -
                                              Sep 98
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