Form 10-K
period 1998-12-31
VIVA GOLF MANUFACTURING INC
filed 1999-03-09
CIK 1031829

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORT
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                                   (Mark One)
  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number: 333-6388

                          VIVA GOLF MANUFACTURING, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Florida                                    65-0594832
   -------------------------------                    -------------------
   (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

         737 N.E. 70th Street
         Boca Raton, Florida                           33487
 (Address of Principal Executive Office)             (Zip Code)

Registrant's telephone number, including area code: (800) 216-4083

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of _________________, 1999 was approximately $_____________.

Number of shares of Common Stock outstanding as of December 31, 1998: 11,700,000

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Independent Auditor's Report                                                  1

Balance Sheet                                                                 2

Statement of Income and Retained Earnings                                     3

Statement of Cash Flows                                                       4

Statement of Changes in Stockholders' Equity                                  5

Notes to Financial Statements                                               6-8

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071
                                 (954) 752-1712

                           INDEPENDENT AUDITORS REPORT

The Board of Directors
Viva Golf Manufacturing, Inc.

We have audited the accompanying balance sheet of Viva Golf Manufacturing, Inc. and Subsidiary (A Development Stage Company) as of March 31, 1998 and the related statement of income, cash flows and changes in stockholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Viva Golf Manufacturing, Inc. and Subsidiary (A Development Stage Company) at March 31, 1998 and the statement of income, cash flows and changes in stockholder's equity for the year then ended, in conformity with generally accepted accounting principles.


                                                    /s/ Baum & Company, PA
January 8, 1999
Coral Springs, Florida

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 1998

                                     ASSETS

Current Assets

  Inventory                                                            $  4,062

Property, Plant & Equipment (Net) (Note 1 and 2)                          1,188

Other Assets

  Organization costs (Net of Amortization of $3,336) (Note 1)             6,664
                                                                       --------

Total Assets                                                           $ 11,914
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

  Loan Payable (Note 4)                                                $ 86,669

Stockholders Equity

  Common Stock, par value $.001
  50,000,000 shares authorized;
  11,700,000 shares, issued and
  outstanding                                                          $ 11,700

  Accumulated Deficit during development stage                          (86,455)
                                                                       --------
                                                                        (53,226)
                                                                       --------

      Total Liabilities & Stockholders Equity                          $ 11,914
                                                                       ========

          See Accountants Report and Notes to the Financial Statements.

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                        FOR THE YEAR ENDED MARCH 31, 1998

                                                                    Development
                                                                       Stage
                                                                    -----------

Revenues                                                             $ 39,125

Cost of goods sold                                                     17,990
                                                                     --------
Gross profit                                                           21,135

Operating Expenses

  Office & administrative                                              34,985
  Depreciation & amortization                                           2,365
                                                                     --------
                                                                      (37,350)
                                                                     --------

Net Income before other Income(Expenses)                              (16,215)

Other Income (Expense)
  Writeoff of deferred registration expenses                          (21,529)
                                                                     --------
Net Income (Loss)                                                     (37,744)

Accumulated deficit - beginning                                       (48,711)
                                                                     --------
Accumulated deficit - ending                                         $(85,455)
                                                                     ========
Earnings per share                                                        Nil
                                                                     --------

          See Accountants Report and Notes to the Financial Statements.

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED MARCH 31, 1998

Cash Flows from Operations:

  Net Income (Loss)                                                $(37,744)

Adjustments to reconcile net income
  income used for Operations:

  Depreciation & amortization                                         2,365

Changes in Assets and Liabilities:

  (Decrease) in accounts receivable                                   3,021
  Increase in Inventory                                              (4,062)
  (Decrease) in accrued expenses                                     (4,536)
  (Decrease) in deferred registration costs                          21,529
                                                                   --------

Net Cash used by Operations:                                        (19,427)

Cash Flows from Financing Activities:

  Repayment of stockholder loans                                      3,477
                                                                   --------
Net decrease in cash                                                (15,950)

Cash in Bank - Beginning                                             15,950
                                                                   --------
Cash in Bank - Ending                                             $     -0-
                                                                   ========

          See Accountants Report and Notes to the Financial Statements

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED MARCH 31, 1998

                                                         Additional
                                           Common Stock    Paid-In-  Accumulated
                                 Shares       Amount       Capital     Deficit
                                 ------    ------------  ----------  -----------

Balance, August 12, 1996       1,700,000   $   1,700     $   -0-     $     -0-

Issuance of Common
 Stock in Acquisition         15,000,000      15,000         -0-           -0-

Retirement of Common Stock    (5,000,000)     (5,000)        -0-           -0-

Net Loss                                         -0-         -0-       (48,711)
                             -----------   ---------     -------     ---------
Balance March 31, 1997        11,700,000      11,700         -0-       (48,711)

Net Loss                              --          --         -0-       (37,744)
                             -----------   ---------     -------     ---------
Balance-March 31,1998        $11,700,000   $  11,700     $   -0-     $ (86,455)
                             ===========   =========     =======     =========

         See Accountant's Report and Notes to the Financial Statements.

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE 1 -    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Business and Organization

            The Company was organized under the laws of the State of Florida on May 3, 1989. On August 12, 1996, the Company acquired Viva International Products, Inc. by issuing stock to the sole shareholder of the Company. As a result of this acquisition, the Company (formerly Federal Tax Lien, Inc.) changed its name to Viva Golf Manufacturing, Inc. and merged the operations of Viva International Products, Inc. into its Company.

            The Company on August 12, 1996, had virtually no assets at the time of acquisition. The Company was non-operational since inception.

            The acquired company has incurred various intangible costs involved in the development of its proprietary line of golf clubs.

            The Company has elected March 31 as its year end.

            The Company is in the development stage and requires substantial capital for additional research and development, tooling and market development. The future success of the Company is dependent on its ability to obtain working capital to achieve these objectives. The Company is still considered to be in the developmental stage.

            Fixed Assets

            Fixed Assets are stated at cost and depreciated over their estimated allowable useful lives (5 to 10 years), using the straight-line method. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

            Income Taxes

            In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards 109 of "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

            Research and Development Costs

            Research and development costs are being expensed as incurred.

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

(Continued)
NOTE 1 -    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Organization Costs

            The Company has incurred various expenditures in the formation of its corporate and organizational structure. Upon commencement of its operations the deferred costs will be amortized over a period of no greater than sixty (60) months. Amortization commenced in August 1996.

            Deferred Registration Costs

            Registration costs are being deferred until such time that a public offering has successfully raised capital. It was determined that this was not forthcoming.

            Earnings Per Share

            Earnings per share are computed by dividing net income (loss) for the period by the weighted average of common shares that are outstanding.

            Management Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

NOTE 2 -    PROPERTY, PLANT AND EQUIPMENT

            Computer Equipment                                            $1,825
            Less: accumulated depreciation                                   637
                                                                          ------
                                                                          $1,188
                                                                          ======

NOTE 3 -    CAPITAL TRANSACTIONS

            On April 17, 1990, the Company received a letter of effectiveness from the Securities and Exchange Commission for its registration pursuant to a S-18 filing. The underwriting of its public common stock was unsuccessful, but 170,000,000 shares of its common stock were issued to the organizing group.

            On April 16, 1996, the Company recapitalized by reducing its authorized stock from 500,000,000 shares; .00001 par value to 50,000,000 shares; .001 par value. Pursuant to corporate resolution dated April 16, 1996, the Company approved a reverse split of its common stock 100 to 1. Effectively the 170,000,000 shares outstanding was reduced to 1,700,000 shares.

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

(Continued)

NOTE 3 - CAPITAL TRANSACTIONS

            On August 12, 1996, the Company issued 15,000,000 shares to acquire 100% of the outstanding common shares of Viva International Products, Inc. via a stock for stock exchange.

            On September 5, 1996, the Company changed its name to Viva Golf Manufacturing, Inc.

            On December 10, 1996, the Board of Directors approved a resolution whereby five million shares held by a principal shareholder was retired in order to induce investment financing. The shareholder's loan account was credited with this transaction for par value of stock retired.

NOTE 4 - LOAN PAYABLE - STOCKHOLDERS

            The stockholders have advanced funds and incurred expenditures on behalf of the reorganization of the Company. The loans are unsecured and non-interest bearing.

NOTE 5 - RELATED PARTY

            A stockholder provides consulting services to the company and his compensation is based on the future performance of the Company.

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