Form 10QSB
period 1998-12-31
VIVA GOLF MANUFACTURING INC
filed 1999-03-10
CIK 1031829

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


                For the quarterly period ended December 31, 1998


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

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

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

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071
                                 (954) 752-1712

                           INDEPENDENT AUDITORS REPORT

The Board of Directors
Viva Golf Manufacturing, Inc.

We have audited the accompanying balance sheet of Viva Golf Manufacturing, Inc. and Subsidiary (A Development Stage Company) as of November 30, 1998 and the related statement of income, cash flows and changes in stockholder's equity for the eight months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Viva Golf Manufacturing, Inc. and Subsidiary (A Development Stage Company) at November 30, 1998 and the statement of income, cash flows and changes in stockholder's equity for the eight months then ended in conformity with generally accepted accounting principles.


                                                    /s/ Baum & Company, PA
January 8, 1999
Coral Springs, Florida

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                NOVEMBER 30, 1998

                                     ASSETS

Current Assets

  Cash in Bank                                                         $  1,431
  Inventory (Note 1)                                                      4,062
                                                                       --------
                                                                          5,493

Property, Plant & Equipment (Net) (Note 1 and 2)                          1,006

Other Assets

  Infomercial Costs                                                     147,913
  Organization costs (Net of Amortization of $4,669) (Note 1)             5,331
                                                                       --------
                                                                        153,244
                                                                       --------

      Total Assets                                                     $159,743
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

  Note payable - (Note 6)                                              $150,000
  Loan Payable (Note 4)                                                  86,083
  Accrued expenses                                                        1,154
                                                                       --------
                                                                        237,237
                                                                       --------

Stockholders Equity

  Common Stock, par value $.001
  50,000,000 shares authorized;
  11,700,000 shares, issued and
  outstanding                                                            11,700

  Accumulated Deficit during development stage                          (89,194)
                                                                       --------
                                                                        (77,494)
                                                                       --------

      Total Liabilities & Stockholders Equity                          $159,743
                                                                       ========

          See Accountants Report and Notes to the Financial Statements.

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF INCOME AND RETAINED EARNINGS
               FOR THE EIGHT MONTH PERIOD ENDED NOVEMBER 30, 1998

                                                                    Development
                                                                       Stage
                                                                    -----------

Revenues                                                             $     -0-

Operating Expenses

  Interest                                                              1,154
  Office & administration                                                   8
  Depreciation & amortization                                           1,577
                                                                     --------
                                                                        2,739
                                                                     --------

Net (Loss)                                                             (2,739)

Accumulated deficit - beginning                                       (86,455)
                                                                     --------

Accumulated deficit - ending                                         $(89,194)
                                                                     ========

Earnings per share                                                        nil
                                                                     ========

          See Accountants Report and Notes to the Financial Statements.

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE EIGHT MONTHS ENDED NOVEMBER 30, 1998

Cash Flows from Operations:

  Net Income (Loss)                                                $ (2,739)

Adjustments to reconcile net income
  income used for Operations:

  Depreciation & amortization                                         1,515

Changes in Assets and Liabilities:

  Increase in accrued expenses                                        1,154
                                                                   --------

Net Cash used by Operations:                                            (70)

Cash Flows from investment activities:

  Acquisition of informercial                                      (147,913)

Cash Flows from Financing Activities:

  Note Receivable                                                   150,000
  Repayment of stockholder loans                                       (586)
                                                                   --------
                                                                    149,414
                                                                   --------

Net increase in cash                                                  1,431

Cash in Bank - Beginning                                                 -0-
                                                                   --------
Cash in Bank - Ending                                              $  1,410
                                                                   ========

          See Accountants Report and Notes to the Financial Statements.

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE EIGHT MONTHS ENDED NOVEMBER 30, 1998

                                                         Additional
                                           Common Stock    Paid-In-  Accumulated
                                 Shares       Amount       Capital     Deficit
                                 ------    ------------  ----------  -----------

Balance, August 12, 1996       1,700,000   $   1,700     $   -0-     $     -0-

Issuance of Common
 Stock in Acquisition         15,000,000      15,000         -0-           -0-

Retirement of Common Stock    (5,000,000)     (5,000)        -0-           -0-

Net Loss                                         -0-         -0-       (48,711)
                             -----------   ---------     -------     ---------

Balance March 31, 1997        11,700,000      11,700         -0-       (48,711)

Net Loss                                                               (16,215)
                             -----------   ---------     -------     ---------

Balance-March 31, 1998        11,700,000   $  11,700     $   -0-     $ (64,926)

Net Loss                                                                (2,739)
                             -----------   ---------     -------     ---------

Balance-November 30, 1998     11,700,000   $  11,700     $   -0-     $ (67,665)
                             ===========   =========     =======     =========

         See Accountant's Report and Notes to the Financial Statements.

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998

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

            The Company is in the development stage and requires substantial capital for marketing, advertising, tooling and production. The future success of the Company is dependent on its ability to obtain working capital to achieve these objectives. The Company is still considered to be in the developmental stage.

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

            Inventory

            Inventory is stated at the lower of cost or market.

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998

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

NOTE 2 -    PROPERTY, PLANT AND EQUIPMENT

            Computer Equipment                                            $1,825
            Less: accumulated depreciation                                   819
                                                                          ------
                                                                          $1,006
                                                                          ======

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

            On September 5, 1996, the Company changed its name to Viva Golf Manufacturing, Inc.

                  VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998

(Continued)
NOTE 3 - CAPITAL TRANSACTIONS

            On December 10, 1996, the Board of Directors approved a resolution whereby five million shares held by a principal shareholder was retired in order to induce investment financing. The shareholder's loan account was credited with this transaction for par value of stock retired.

NOTE 4 - LOAN PAYABLE - STOCKHOLDERS

            The stockholders have advanced funds and incurred expenditures on behalf of the reorganization of the Company. The balance of loans due to stockholders are with interest accrued at 8%, unsecured with no scheduled repayment.

NOTE 5 - ASSET ACQUISITION

            On October 22, 1998, the Company acquired the assets of Viva Golf USA Corp. from Green Machine Management LTD (Bahamian I.B.C.) for a convertible note of $150,000. The assest consists primarily of a thirty minute T.V. informercial marketing Viva Golf Clubs.

NOTE 6 - NOTE RECEIVABLE

            As explained in Note 5, the Company issued a $150,000 note due in one year, unsecured and bearing interest at 8% per annum. The holder may elect to convert the note into 300,000 shares of common stock, exercisible within one year.

NOTE 7 - RELATED PARTY

            A stockholder provides consulting services to the company and his compensation is based on the future performance of the Company. Additionally, the stockholder is also a stockholder in the companies involved in the transaction described in Note 5.

      2. Management Discussion and Analysis of Financial Condition and Results of Operations

Registrant has insignificant operations or substantial assets and intends to seek out and obtain candidates with which it can merge or whose operations or assets can be acquired through the issuance of common stock and possibly debt of a combination thereof. The Company acquired the assets of the marketing and distribution company, VIVA Golf USA, Corp., with a $150,000 Convertible Note on October 22, 1998, in a attempt to consolidate and attract a merger or acquisition. The non-controlling VIVA Golf USA Corp. shareholders were paid one share of VGMI Common Stock for each two shares held in that transaction.

The Registrant has approximately 100 shareholders.

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

6. Exhibits and Reports on Form 8K

(a) Exhibit 27 - Financial Data Schedule   There were no financial changes
between November 30, 1998 and December 31, 1998.

(b) The Company Filed No Reports on Form 8K During the Period.

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VIVA Golf Manufacturing Inc.


March 9, 1999                       /s/ Ralph T. Woolbright
-------------                       ----------------------------
Date                                Ralph T. Woolbright
                                    Director/CFO