Form 10KSB
period 1999-03-31
GREEN MACHINE DEVELOPMENT CORP
filed 1999-08-06
CIK 1031829

Commission File
Number 333-6388


U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1999





VIVA GOLF MANUFACTURING, INC.
(Name of small business issuer in its charter)

       	FLORIDA				                          65-0594832
(State of incorporation 	      (I.R.S. Employer Identification Number)

        200 MacFarlane Dr., Ste 405, Delray Beach, FL		33483
(Address of principal executive offices)			      (Zip Code)

Issuer's telephone number, including area code: (561) 276-8226

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes (X) No ( )

Number of shares of Common Stock outstanding as of May 29, 1999:  11,700,000









DESCRIPTION OF BUSINESS


In August, 1996, the company became known as Viva Golf Manufacturing, Inc.
(VGMI), upon the acquisition of Viva International Products, Corp. After substantial research, development and testing, a "High Tech" titanium alloy oversized golf club head was produced. This head was then matched to a suitable lightweight, flexible graphite shaft; the combination of which produced the "Viva Gold Driver" that outperformed the three leading nationally advertised brands.

The initial production run of heads by the supplier were inferior to the prototype/design and there was a high percentage of returns. The defect would appear under certain conditions of repeated use. After months of "finger pointing", the supplier finally corrected the problem and installed a suitable quality control system. However, the loss of time and credibility proved to be devastating.

Viva Golf Manufacturing, Inc. was unable to timely supply a quality golf products to national and international markets; the marketing and distribution company expended much of it's resources on the development of a 30 minute TV infomercial, only to loose TV and cable contracts that were later unavailable. The delay also caused the company to experience some credit and financing problems with other suppliers and creditability shrunk again.

In October 1998, Viva acquired the assets of the marketing and distribution operations and again attempted to attract new capital, unsuccessfully. In January of 1999, the shareholders elected a new member to the Board of Directors and the Board decided to negotiate the cancellation of the October 1998 acquisition and the corresponding note issued for that Purchase. The cancelation was completed by March 31, 1999. The company has basically settled all of it's affairs, wound down the golf business and is actively negotiating several potential reverse acquisitions. On June 17th, 1999, Viva entered into a Letter of Intent to acquire Green Machine Management, Corp. (GMMC) through a contribution of capital by a common shareholder. The company filed an Amendment to the Articles of Incorporation for a name change to "Green Machine Development, Corp" and will operate GMDC as a wholly owned subsidiary.

The GMMC assets include cash, unencumbered title to (2) real estate development projects, contracts for additional land purchases, requisite environmental engineering, preliminary planning and architectural designs. GMMC will complete its audited financial statement for year ending May 31, 1999, it's third annual audited statement. The company plans to complete land acquisition for the construction of 9 luxury homes on the Intracoastal Waterway in Ocean Ridge, Florida and a 7 or 8 unit townhouse development in Delray Beach, Florida.






MANAGEMENT'S DISCUSSION AND ANALYSIS
AND PLAN OF OPERATION


Viva Golf's management anticipates that there will be a change in the controlling shareholders and management of the company with a merger or acquisition. The present Management intends to negotiate covenants with any such company or controlling shareholders that it/they will maintain this company's registration with Securities and Exchange Commission, comply with the terms of its Articles of Incorporation and Bylaws in all respects, file for trading authority, maintain an trading orderly market in Registrant's Common Stock and otherwise treat present shareholders fairly. Viva currently has 107 shareholders.

On January 11, 1999, the shareholders of Viva elected a new Director, June-Ann Fox and the company's Board announced that it was still seeking a merger or acquisition with a golf orientated firm. However, the entire golf industry seemed to be experiencing a multitude of problems; any suitable merger should be entertained since the continued viability of the company was questionable. The Board agreed to a workout with the creditor, from whom the company acquired that marketing assets of Viva
Golf USA, Corp., in October, 1998. Since there was little chance that Viva could continue the production or marketing of it's products; the company and the creditor agreed to cancel the asset acquisition and the corresponding note before the end of the fiscal year, March 31, 1999.

Viva has no significant operations, assets or revenues and began negotiating with several firms for a reverse acquisition. The company entered into a Letter of Intent with Connect One Telecom Corp. of Delray Beach, FL on
May 7, 1999. However, after a 30 day "Due Diligence" that company was unable to produce auditable assets or the necessary investment capital to acquire the three requisite companies involved in the transaction.

On June 17, 1999, Viva accepted, as a contribution to capital, all the issued outstanding stock of Green Machine Management, Corp. (GMMC). The contribution to VGMI capital was made by the sole shareholder who is also the major shareholder of Viva. VGMI has filed for a name change to Green Machine Development Corp. (GMDC). GMMC will operate as a wholly owned subsidiary and will have 3 years of audited financial statements at the completion of the May 31, 1999 statement.

GMDC plans to develop two real estate projects:
	(1)	8-9 luxury single family residences on the Intracoastal Waterway with a planned marina basin/canal in Ocean Ridge, Florida.  Price ranges $600,000 to $1,500,000.
	(2)	7-8 townhomes in Delray Beach, Florida, priced at $200,000.










VIVA GOLF MANUFACTURING, INC, AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
MARCH 31, 1999




TABLE OF CONTENTS


											Page
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


INDEPENDENT AUDITORS REPORT


The Board of Directors
Viva Golf Manufacturing, Inc.
Boca Raton, Florida


We have audited the accompanying balance sheet of Viva Golf Manufacturing, Inc. and Subsidiary (A Development Stage Company) as of March 31, 1999 and the related statement of income, cash flows and changes in stockholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Viva Golf Manufacturing, Inc. and Subsidiary (A Development Stage Company) at March 31, 1999 and the statement of income, cash flows and changes in stockholder's equity for the year then ended in conformity with generally accepted accounting principles.





















Coral Springs, Florida
June 18, 1999
VIVA GOLF MANUFACTURING, INC, AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 1999


ASSETS


Property, Plant & Equipment (Net) (Note 1 and 2)				    823

Other Assets

	Organization costs (net of amortization
	   Of $5,336) (Note 1)						             4,664


		Total Assets						     $      5,487



LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities

	Loan payable -(Note 4)					        $89,886


Stock holders Equity

	Common Stock, par value $.001
	50,000,000 shares authorized;
	11,700,00 shares, issued and
	outstanding							          11,700

	Accumulated deficit during development state		         (96,009)
									         (84,399)

		Total Liabilities & Stockholders Equity		      $     5,487




See Accountants Report and Notes to the Financial Statements
- 2 -










VIVA GOLF MANUFACTURING, INC. AND SUSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF INCOME AND RETAINED EARNINGS
YEAR ENDED MARCH 31, 1999



										Development
										        Stage__

Revenues									      $    - 0 -


Operating Expenses

	Interest										5,154
	Office & administration							2,125
	Depreciation & amortization						            2,365
										            9,644

Net (Loss)									           (9,644)

Accumulated deficit - beginning						          (86,455)


Accumulated deficit - ending							$        (96,099)


Earnings per share								                   nil









See Accountants Report and Notes to the Financial Statements.
- 3 -













VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
YEAR ENDED MARCH 31, 1999




Cash flows from operations:

	Net income (loss)							$ (9,644)

Adjustments to reconcile net income
	Income used for operations:

	Depreciation & amortization						    2,365

Changes in Assets and Liabilities:

	Decrease in inventory							    4,062


Net Cash used for operations:							   (3,217)

Cash flows from financing activities:

Increase in stockholder loans						    3,217


Net change in cash								     - 0 -

Cash in Bank - Beginning							     - 0 -_

Cash in Bank - Ending							$   - 0 -_







See Accounts Report and Notes to the Financial Statements.















VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEAR ENDED MARCH 31, 1999



								      Additional
						Common Stock           Paid-In-        Accumulated
				  Shares_	      Amount___	          Capital__	      _   Deficit__

Balance, August 12, 1996	1,700,000		$ 1,700		$ - 0 -		$ - 0 -

Issuance of Common
  Stock in Acquisition	            15,000,000		 15,000		   - 0 -		   - 0 -

Retirement of Common
  Stock				(5,000,000)		  (5,000)	   - 0 -		   - 0 -

Net Loss			            - 0 -		        - 0 -    	    - 0 -	           (48,711)

Balance, March 31, 1997	11,700,000		   11,700        	    - 0 -	     (48,711)

Net Loss			_________		_______	_____	           (37,744)

Balance - March 31, 1998	 11,700,000		    11,700	     - 0 -	          (86,455)

Net Loss			             - 0 -		         - 0 -	     - 0 -		 (9,644)

Balance - March 31, 1999	 11,700,000		$   11,700	$    - 0 -	          $(96,099)












See Accountant's Report and Notes to the Financial Statements.




VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999

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

	The acquired company has incurred various intangible coasts involved in the development of its proprietary line of golf clubs.

	The Company has elected March 31 as its year end.

	The Company is in the development state and requires substantial capital for marketing, advertising, tooling and production. The future success of the Company is dependent on its ability to obtain working capital to achieve these objectives. The Company is still considered to be in the development state.

	Fixed Assets

	Fixed Assets are stated at cost and depreciated over their estimated allowable useful lives (5 to 10 years), using the straight-line method. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

	Income Taxes

	In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting standards 109 for "Accounting for Income Taxes." Under
Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

	Research and Development Costs

	Research and development costs are being expensed as incurred.

- 6 -



VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
(A DEVELOPMENT STATE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999
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

NOTE 2 -	PROPERTY, PLANT AND EQUIPMENT

	Computer Equipment						$ 1,825
	Less: accumulated depreciation					   1,002
										$    823

NOTE 3 -	CAPITAL TRANSACTIONS

	On April 17, 1990, the Company received a letter of effectiveness from the Securities and Exchange Commission for its registration pursuant to a SB-1 filing. The underwriting of its public common stock was unsuccessful, but 170,000,000 shares of its common stock were issued to the organizing group.

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

	On Sept. 5, 1996, the Company changed its name to Viva Golf Manufacturing,
Inc.


VIVA GOLF MANUFACTURING, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999

(Continued)
NOTE 3 -	CAPITAL TRANSACTIONS

	On December 10, 1996, the Board of Directors approved a resolution whereby five million shares held by a principal shareholder was retired in order to induce investment financing. The shareholder's loan account was credited with this transaction for par value of stock retired.


NOTE 4 -	LOAN PAYABLE - STOCKHOLDERS

	The stockholders have advanced funds and incurred expenditures on behalf of the reorganization of the Company. The balance of loans due to stockholders are unsecured with no scheduled repayment.

NOTE 5 -	ASSET ACQUISITION

	On October 22, 1998, the Company acquired the assets of Viva Golf USA Corp.
from Green Management LTD (Bahamian I.B.C.) for a convertible note of
$150,000.  The assets consists primarily of a thirty minute T.V. infomercial marketing Viva Golf Clubs.  Effective as of March 13, 1999, the parties mutually agreed to rescind the transfer of assets and cancel the note.

NOTE 6 -	NOTE RECEIVABLE

	As explained in Note 5, the Company issued a $150,000 note due in one year, unsecured and bearing interest at 8% per annum.  The holder may elect to convert the note into 300,000 shares of common stock, exercisible within one year.  As of March 31, 1999 the note was canceled.

NOTE 7 -	RELATED PARTY

	A stockholder provides consulting services to the company and his compensation is based on the future performance of the Company.
Additionally, the stockholder is also a stockholder in the companies involved in the transaction described in Note 5.

NOTE 8 -	SUBSEQUENT EVENT

	On June 17, 1999, Viva Golf accepted, as a Contribution to Capital, all of the issued and outstanding stock of Green Machine Management, Corp., a Florida Corporation, which will be operated as a wholly owned subsidiary.



- 8 -