Form 10QSB
period 1999-06-30
GREEN MACHINE DEVELOPMENT CORP
filed 1999-08-06
CIK 1031829

S.E.C. File# 333-6388



U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the first quarter ended June 30, 1999


GREEN MACHINE DEVELOPMENT, CORP
(Name of small business issuer in its charter)
       	FLORIDA				             65-0594832
(State of incorporation 	      (I.R.S. Employer Identification Number)

        200 MacFarlane Dr., Ste 405, Delray Beach, FL		33483
(Address of principal executive offices)		     (Zip Code)

Issuer's telephone number, including area code: (561) 276-8226
VIVA GOLF MANUFACTURING, INC.
(Former name of issuer)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes (X) No ( )

Number of shares of Common Stock outstanding as of June 30, 1999:  11,700,000

Transitional Small Business Disclosure Format (Check one): Yes  X   No __



GREEN MACHINE DEVELOPMENT, CORP. AND SUBSIDARY
F/K/A VIVA GOLF MANUFACTURING, INC.
QUARTER ENDING JUNE 30, 1999

HISTORY OF COMPANY

In August, 1996, the company became known as Viva Golf Manufacturing, Inc.
(VGMI), upon the acquisition of Viva International Products, Corp. After substantial research, development and testing, a "High Tech" titanium alloy oversized golf club head was produced. This head was then matched to a suitable lightweight, flexible graphite shaft; the combination of which produced the "Viva Gold Driver" that outperformed the three leading nationally advertised brands in tests by a leading independent laboratory.

The initial production run of heads by the supplier were inferior to the prototype/design and there was a high percentage of returns. The defect would occasionally appear under certain conditions of repeated use. After months of "finger pointing", the supplier finally corrected the problem and installed a suitable quality control system.

The loss of time and credibility proved to be devastating to VGMI since the company was unable to timely supply a quality golf products to national and international markets; the marketing and distribution company expended much of it's resources on the development of a 30 minute TV infomercial, only to loose TV and cable contracts that were later unavailable. The delay also caused the company to experience some credit and financing problems with other suppliers and creditability shrunk again.

In October 1998, Viva acquired the assets of the marketing and distribution operations and again attempted to attract new capital, unsuccessfully. In January of 1999, the shareholders elected a new member to the Board of Directors and the Board decided to negotiate the cancellation of the October 1998 acquisition and the corresponding note issued for the M & D Purchase. The cancellation was completed by March 31, 1999 and the company has basically settled all of it's affairs, wound down the golf business and actively sought a potential reverse acquisition.


CORPORATE NAME CHANGE

On June 17th, 1999, VGMI acquired Green Machine Management, Corp. (GMMC) through a contribution of capital by a common shareholder. The company filed an Amendment to the Articles of Incorporation for a name change to "Green Machine Development, Corp" which became effective on July 1, 1999 and will operate GMMC as a wholly owned subsidiary of GMDC.

The contributed assets include cash, unencumbered title to (2) real estate development projects, contracts for additional land purchases, requisite environmental engineering, preliminary planning and architectural designs. GMMC has completed its third annual financial statement for year ending May 31, 1999, and GMDC has completed combined statements for the quarter ending June 30, 1999, which is attached hereto.



GREEN MACHINE DEVELOPMENT, CORP. AND SUBSIDARY
F/K/A VIVA GOLF MANUFACTURING, INC.
QUARTER ENDING JUNE 30, 1999

DESCIPTION OF BUSINESS

The company is planning the development and construction of two active real estate projects; (1) two luxury single family residences on the Intracoastal Waterway (ICW) in Ocean Ridge, Florida; (2) two triplex lots which the company plans to develop as a 7 or 8 unit townhouse condominium in Delray Beach, Florida. GMDC has contracts to purchase additional property along the ICW and continues to negotiate the contracts for five additional parcels to complete the plan for construction of 9 homes on 10 lots. The one environmentally sensitive lot may be used for green area if mangrove mitigation is not arranged.

GMDC expects to be qualified as a Florida licensed General Contractor through the license of James T. Martin, a Director of the Company. The Company plans to subcontract most of the building operations. Marketing may also be handled internally through the expertise of the President, June-Ann Fox, a licensed Realtor, well experienced in the sale of high-end real estate.

Clearing and filling has begun on the ICW project and the first two luxury homes have been designated as Phase I South. This parcel of almost 30,000 sq. ft. with 176" along the ICW is owned free from any encumbrance. Plans and permits are being processed for the construction of these luxury homes which are expected to sell for over $1.2 million each. Phase II involves the acquisition of 3 parcels, including an existing home and two additional lots on the South side, contiguous to Phase I.

Phase III will include the other existing ICW home with two lots, under contract, and the acquisition of two unrelated lots. Preliminary lot layouts and environmental feasibility for the subdivision and replatting is now being conducted.

The development will utilize existing dockage along the ICW and build a new fishing dock and rip rap wall as permitted by the Army Corp. Recreational, Common and Marina areas will be maintained by a Homeowners Association and accessibility may be offered to a second tier membership of neighbors, in order to gain community support for the approvals and road abandonment required.

GMDC is reviewing future projects including the acquisition of a Vero Beach residential and resort community and a family golf center in Altamonte Springs.






GREEN MACHINE DEVELOPMENT, CORP. AND SUBSIDARY
F/K/A VIVA GOLF MANUFACTURING, INC.
QUARTER ENDING JUNE 30, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS
AND PLAN OF OPERATION

On January 11, 1999, the shareholders of Viva elected a new Director, June-Ann Fox and the company's Board announced that it was still seeking a merger or acquisition with a golf orientated firm. However, the entire golf industry seemed to be experiencing a multitude of problems; any suitable merger would be entertained since the continued viability of the company was questionable. The Board agreed to a workout with the creditor, from whom the company acquired that marketing assets of Viva Golf USA, Corp., in October, 1998. Since there was little chance to continue the production or marketing of it's products; the company and the creditor agreed to cancel the asset acquisition and the corresponding note, on March 31, 1999.

Viva had no significant operations, assets or revenues and began negotiating with several firms for a reverse acquisition. The company entered into a Letter of Intent with Connect One Telecom Corp. of Delray Beach, FL on
May 7, 1999. However, after a 30 day "Due Diligence" that company was unable to produce auditable assets or the necessary investment capital to acquire the three requisite companies involved in the transaction.

On June 17, 1999, Viva accepted, as a contribution to capital, all the issued outstanding stock of Green Machine Management, Corp. (GMMC). The contribution to VGMI capital was made by the sole shareholder who is also the major shareholder of VGMI. The company has filed a name change to Green Machine Development Corp. (GMDC) which became effective July 1, 1999. GMMC will operate as a wholly owned subsidiary and has 3 years of audited financial statements as of the May 31, 1999 statement.

GMDC plans to acquire additional land to develop two real estate projects:
	(1)	9 luxury single family residences on the Intracoastal Waterway
(ICW) including a planned marina basin/canal in Ocean Ridge, Florida. Price will range from $700,000 to $1,500,000.
	(2)	7-8 townhomes in Delray Beach, Florida, priced at $200,000.





GREEN MACHINE DEVELOPMENT CORP. AND SUBSIDIARY
F/K/A VIVA GOLF MANUFACTURING, INC,
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
JUNE 30, 1999




TABLE OF CONTENTS


									Page
Independent Auditor's Report						   1

Consolidated Balance Sheet						   2

Consolidated Statement of Income and Accumulated deficit		   3

Consolidated Statement of Cash Flows					   4

Statement of Changes in Stockholders Equity				   5

Notes to Financial Statements						 6-9















BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive - Suite 209
Coral Springs, Florida  33071
954-752-1712


INDEPENDENT AUDITORS REPORT


The Board of Directors: Green Machine Development, Corp and Subsidiary F/K/A Viva Golf Manufacturing, Inc.
Delray Beach, Florida


We have compiled the accompanying balance sheet of Green Machine Development Corp. and Wholly-Owned Subsidiaries (Formerly Viva Golf Manufacturing, Inc.) as of June 30, 1999 and the related statement of income for the three month period that ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.








July 31, 1999
Coral Springs, Florida
















GREEN MACHINE DEVELOPMENT CORP. AND SUBSIDIARY
F/K/A VIVA GOLF MANUFACTURING, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 1999

ASSETS

Current Assets							$  60,713
	Cash in Bank						    3,909
	Marketable Securities (Note 1)				   64,622

Other Assets
	Investments in Real Estate (Note 1)			  364,066
	Organization costs (net of amortization
	   Of $5,836) (Note 1)					    4,164
Total Assets							$ 368,230

Property, plant and equipment (net) (Note 1 and 2)	              732

	Total assets						$ 433,584



LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
	Mortgage payable (Note 4)				$  12,000
	Note Payable (Note 5)					  407,050
Loan payable -(Note 6)					          114,886
Accrued expenses						   12,000
   Total Current Liabilities					  545,936


Stock holders Equity
	Common Stock, par value $.001
	50,000,000 shares authorized;
	1,000,00 shares, issued				            1,000
Accumulated deficit				         	 (152,461)
								 (151,461)

	Total Liabilities & Stockholders Equity		      $ 394,475



See Accountants compilation report and notes to the financial statements
- 2 -





GREEN MACHINE DEVELOPMENT, CORP AND SUBIDIARY
F/K/A VIVA GOLF MANUFACTURING, INC. AND SUBIDIARY
STATEMENT OF INCOME AND RETAINED EARNINGS
QUARTERLY ENDED JUNE 30, 1999





Revenues

Fee Income							$    - 0 -

Other Income						     	     187
								    (187)



Operating Expenses						   5,110


Net Income (Loss)						  (4,923)

Accumulated deficit - beginning				 	 (56,362)
Accumulated deficit - ending					$(63.285)









See Accountants Report and Notes to the Financial Statements.
- 3 -



GREEN MACHINE DEVELOPMENT, CORP AND SUBSIDIARY
F/K/A VIVA GOLF MANUFACTURING, INC.
STATEMENT OF CASH FLOWS
QUARTER ENDED JUNE 30, 1999




Cash flows from operations:
Net income (loss)						$ (38,459)

Changes in operating assets and liabilities

	Decrease in investments					   16,601
	(Increase) in accrued expenses			           12,000

Net cash used for operations					   (9,858)

Cash flows from investing activities:
	Investment in real estate 				 (364,066)

Cash flows from financing activities:
	Proceeds from note payable				  404,077
	Proceeds from loan payable				   25,000

Net increase in cash						   55,153

Cash - beginning						    5,560

Cash - ending							$  60,713












See Accounts Report and Notes to the Financial Statements.
-4-


GREEN MACHINE MANAGEMENT, CORP AND SUBSIDIARY
F/K/A VIVA GOLF MANUFACTURING, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
QUARTER ENDED JUNE 30, 1999



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












See Accountant's Report and Notes to the Financial Statements.
-5-


GREEN MACHINE DEVELOPMENT, CORP. AND SUBSIDARY
F/K/A VIVA GOLF MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
QUARTER ENDING JUNE 30, 1999

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

The Company on August 12, 1996, had virtually no assets at the time of acquisition. The company had incurred various intangible coasts involved in the development of its proprietary line of golf clubs.

On June 17,1999, VGMI acquired Green Machine Management, Corp. (GMMC) through a contribution of capital by a common shareholder. The company filed an Amendment to the Articles of Incorporation for a name change to "Green Machine Development, Corp." which became effective on July 1, 1999 and will operate GMMC as a wholly owned subsidiary of GMDC.

	Basis of Accounting

	The Company has elected March 31 as its year end and it is the company's policy to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles.

	Use of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

	Marketable Securities

	The Company utilizes the lower of cost or market in valuing its investments.

	Investment in Real Estate

	The Company's investment in real estate is stated at cost and related costs have been capitalized.



-6-

GREEN MACHINE DEVELOPMENT, CORP. AND SUBSIDIARY
F/K/A VIVA GOLF MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999

NOTE 1 (Continued)-	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Income Taxes

	In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 109. "Accounting for Income Taxes." Under SFAC No. 109. Deferred assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis.

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

NOTE 2 -	PROPERTY, PLANT AND EQUIPMENT

	Computer Equipment					$ 1,825
	Less: accumulated depreciation				  1,093
							       $    732

NOTE 3 -	CAPITAL TRANSACTIONS

	On April 17, 1990, the Company received a letter of effectiveness from the Securities and Exchange Commission for its registration pursuant to a SB-1 filing. The underwriting of its public common stock was unsuccessful, but 170,000,000 shares of its common stock were issued to the organizing group.

	On April 16, 1996, the Company recapitalized by reducing its authorized stock from 500,000,000 shares; .00001 par value to 50,000,000 shares; .001 par value. Pursuant to corporate resolution dated April 16, 1996, the Company approved a reverse split of its common stock 100 to 1. Effectively the 170,000,000 shares outstanding was reduced to 1,700,000 shares.
-7-


GREEN MACHINE MANAGEMENT, CORP. AND SUBSIDIARY
F/K/A VIVA GOLF MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999

NOTE 3(Continued)- CAPITAL TRANSACTIONS

	On August 12, 1996, the Company issued 15,000,000 shares to acquire 100% of all the issued and outstanding common shares of Viva International Products, Inc. via a stock for stock exchange. On Sept. 5, 1996, the Company changed its name to Viva Golf Manufacturing, Inc.

	On December 10, 1996, the Board of Directors approved a resolution whereby five million shares held by a principal shareholder was retired in order to induce investment financing. The shareholder's loan account was credited with this transaction for par value of stock retired.

NOTE 4 -	MORTGATE PAYABLE

	On January 15, 1999, the Company acquired a parcel of land whereby the seller save back a $40,000 fixed rate balloon mortgage. The mortgage is interest free until July 15, 1999, and will accrue interest at 6.5% per annum. The entire principal balance together with accrued interest shall be due and payable in full on October 15, 1999.

NOTE 5 -	NOTE PAYABLE

	The Company has received funding primarily for its real estate investing from a related party. The note plus accrued interest at 6% per annum is due on or before June 16, 2000, and can be satisfied by the option of holder to receive common stock of the company at $1.00 per share. The note is unsecured.

NOTE 6 -	LOAN PAYABLE

	On May 20, 1999, an investor remitted $25,000 as a stock subscription
	under 	the Company's private placement.  All parties have agreed to
	postpone issuance of stock and treat the advance as a temporary non-interest loan, which may be refunded or exchanged for 25,000 shares of restricted common stock.

NOTE 7 -	COMMITMENTS

	The Company has executed an agreement with its current President and Director whereby will receive $1,000 per month for the period
	August 1, 1999 through October 31, 1999. Additionally, a stock option agreement has been approved as explained in Note 8.

NOTE 8 -	STOCK OPTION PLAN

	On June 17, 1999, the company approved a stock option plan for its tow Corporate Directors. The plan calls for the exercise of up to 100,000 shares in the year 1999, and 400,000 shares in the year 2000 for each of its two Directors. The stock option exercise is fixed at $1.00 per common share with a minimum of 25,000 shares per transaction.
-8-


GREEN MACHINE DEVELOPMENT, CORP. AND SUBSIDARY
F/K/A VIVA GOLF MANUFACTURING, INC.
NOTES TO FINANCIAL STATEMENT
QUARTER ENDING JUNE 30, 1999


NOTE 9 - 	SUBSEQUENT EVENTS

	On June 17, 1999, the sole shareholder of Green Machine Management, Corp., contributed 1,000,000 shares of common stock to Viva Golf Manufacturing, Inc. That Company will be accounted for as a wholly-owned subsidiary of Viva Golf Manufacturing, Inc. of which this shareholder is a related party. Viva Golf Manufacturing, Inc. then changed its name to Green Machine Development in June 1999.


- 9 -