Form 10KSB/A
period 1999-03-31
GREEN MACHINE DEVELOPMENT CORP
filed 1999-09-21
CIK 1031829

Commission File
Number 333-6388


U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Form 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
Fiscal Year ended March 31, 1999 Amendment





VIVA GOLF MANUFACTURING, INC.
(Name of small business issuer in its charter)

  FLORIDA	                           65-0594832
(State of incorporation)   (I.R.S. Employer Identification Number)
200 MacFarlane Dr., Ste 405, Delray Beach, FL		33483
(Address of principal executive offices)	        (Zip Code)

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






HISTORY

The Company was incorporated in Florida on May 3, 1989, as Florida Tax
 Lien, Inc., and had an effective Registration of Securities on April 17, 1990. The offering was made pursuant to Section 8(a) of the Securities Act and was assigned File #33-30881-A. In June of 1997 the Company was approved for an SB1 securities offering and this registration was reassigned S.E.C. File #333-6388

In April of 1996, the Company began the negotiations to acquire Viva International Products, Inc., a Florida Corporation and the transaction was completed in August of 1996. Viva developed a new golf club featuring a jumbo, light-weight head on a flexible graphite shaft.

Operations / Litigation

The Company was unable to attract sufficient capital for television advertisement, promotion and for distribution in a market that became even more competitive. In January of 1999, the Company decided not to continue the golf club business and concentrate on an acquisition or merger. The Company had ceased all golf operations by the end of it's fiscal year, March 31, 1999, settling all it's business affairs. The Company is not aware of any pending or threatened litigation.



















The Directors / Officers are as follows:

Ralph T. Woolbright, President/Director, has served as Director since September, 1996, having extensive professional and practical experience encompassing marketing, sales management, real estate and country club development, club operations, hotel management and catering. Mr. Woolbright began his career in 1971 with Boca Raton Resort and Club, as a front office manager. As Sales Manager, Ralph implemented sales and marketing programs resulting in a 20% increase in bookings. In 1977 he became the General Manager of Broken Sound Golf Club in Boca Raton, Florida and was responsible for the development of a private golf club from pre-construction to full operation. In 1986 Mr. Woolbright was the Director of Golf Operations and Director of Conference Service/Catering at Callaway Gardens Resort Hotel in Pine Mountain, Georgia. From 1991-1993, Mr. Woolbright was General Manager of Billy Casper Golf Management, Inc. In 1993, he became the Director of Marketing for Founders Golf Club Company, where he assembled a national sales team and developed a new advertising program, resulting in a 15% sales increase. Recently, Mr. Woolbright served as the Director of Sales and Marketing for Tour Image Golf Apparel.

John J. Brehm, Secretary / Director, began his career with Levitz Furniture Corporation in 1967 as a trainee while attending the University of Texas, Arlington. In 1972, Mr.Brehm was appointed Vice President of Merchandising, a position he held for nearly twenty years. His responsibilities included the purchasing, merchandising, advertising and sales of all furniture products. During this period, Levitz sales grew from $320 million annually to over $900 million. In 1992, Mr. Brehm became Vice President of Marketing.

In 1996, Mr. Brehm formed Value Import Product, Inc., a marketing and sales organization supplying furniture products to the domestic retail trade. He also established International Network, Inc., supplying component parts to the $20 billion per year United States furniture manufacturing industry.

June-Ann Fox, GRI, CRS, Vice President/Director, is a licensed Florida Real Estate Broker specializing in waterfront and beach area properties. Ms. Fox has been associated with J.C. DeNiro International Real Estate, Inc., in Delray Beach, Florida, for over 3 years. She was elected to serve as a Director to the South Palm Beach County Realtor Association in 1998 after having served as Chairperson it's Grievance Committee for 2 years. Ms. Fox continues to be active in the Palm Beach Realtor Association and currently serves as Chairperson of the countywide Professional Standards Committee. During her real estate career, Ms. Fox has earned her Graduate Real Estate Institute, Certified Residential Specialist and has been named, Realtor Associate of the Year, along with several production awards.

Prior to entering the Real Estate profession, Ms. Fox operated a private consulting firm in Ohio where she work with small to medium cities carrying out their personnel, governmental and labor relations responsibilities.



Compensation For Directors / Officers

There is no current compensation plan for Directors / Officer. Until recent expiration, the Company provided a two year stock purchase options as compensation and plans to again provide a stock option as part of a new compensation package when an acquisition or merger occurs. The Company is not aware of any instances where an Officer / Director is the beneficial owner of additional securities other than those listed on the Shareholder's List.

Related Transactions / Indebtedness

Green Machine Management, Ltd., a Bahamian I.B.C., and a shareholder, and it's Administrator, George B. Liddy, provide financial consulting services to the Company.

The Bahamian Company has also provided substantial loans to the Company and hold s several unsecured notes.