Form 10QSB/A
period 1999-06-30
GREEN MACHINE DEVELOPMENT CORP
filed 1999-09-21
CIK 1031829

S.E.C. File# 333-6388



U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


Form 10-QSB/A

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
First Quarter ended June 30, 1999 Amendment


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

Transitional Small Business Disclosure Format (Check one):Yes  X  No __



















GREEN MACHINE DEVELOPMENT CORP.
AND WHOLLY-OWNED SUBSIDIARY
(FORMERLY VIVA GOLF MANUFACTURING, INC.)
CONSOLIDATED BALANCE SHEET
JUNE30, 1999

ASSETS

Current Assets
   Cash in Bank							$53,693
   Marketable Securities (Note 1)				  3,909
   Prepaid expenses						  2,496
									 60,098

Other Assets
   Investments in Real Estate (Note 1)			391,066
   Deposits on real estate					 15,000
   Organization costs (Net of amortization of $5,836)
	(Note 1)							  4,164
		Total other assets				410,230

Property, plant and equipment ( net ) (Note 1 and 2)	    732

		Total assets				     $471,060


LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
   Mortgage payable (Note 2)				     $ 40,000
   Note Payable (Note Payable (Note 3)			492,132
   Loan payable (Note 4)					 25,000
   Accrued expenses						 14,134
	Total Current Liabilities			     $571.266

Stockholders Equity
   Common Stock, par value $.001
    50,000,000 shares authorized;
    1,000,000 shares, issued					  1,000
   Accumulated deficit					     (101,206)
								     (100,206)

   Total Liabilities and Stockholders Equity	     $471,060

See accountants compilation report and notes to the financial statements.











VIVA GOLF MANAUFACTURING, INC.
PERFORMA BALANCE SHEET DATA
MARCH 31, 1999
(in thousands)

				    Viva Golf	  Green Machine
				    Mfg., Inc.   Manage. Corp    Adjustmts  Pro forma

Assets
  Current assets
    Cash				$-0-		$61		$-0-	    $61
    Marketable Securities		 -0-		  4		 -0-	      4
      Total current assets		 -0-		 65		 -0-	     65

  Property & equipment (net)		  1		-0-		 -0-	      1

  Other assets
    Organizational costs		  5		-0-		 -0-	      5
    Investment in real estate		-0-		389		 -0-	    389
    Deposits on real estate		-0-		 15		 -0-	     15
      Total other assets		 5 		404		 -0-	    409

Total assets				 6		469		 -0-	    475

Liabilities & Stockholders' Equity
  Current liabilities
    Mortgage payable			 -0-		 40		 -0-	    40
    Notes & loans payable		 90		472		 12 (a)    562
    Accrued expenses			 -0-		 12		 -0-	     12
      Total current liabilities	 90		524		 12	    626

  Stockholders' equity
    Common stock			 12		  1		(12) (a)      1
    Accumulated deficit		(96)		(56)		 -0-	   (152)
      Total stockholders' equity	(84)		(55)		(12)	   (151)

Total liab. & stholders' eq.		$ 6	      $(469)		$-0-	   $475

(a) recapitalization of company


VIVA GOLF MANUFACTURING, INC.
PRO FORMA INCOME STATEMENT DATA
FOR THE YEAR ENDED MARCH 31, 1999
(in thousands)

Revenues				$-0-		$ 7		$-0-	    $ 7

Operating expenses			 10		 45		 -0-	     55

Net loss				(10)		$(38)		$-0-	    $(48)


The unaudited pro forma financial statements of Viva Golf Manufacturing, Inc. as of and for the year ended March 31, 1999 have been prepared based on the historical data of the registrant, as adjusted to reflect the business combination of Green Machine Management Corp. as if the transaction had been effective as of April 1, 1998. The pro forma income statement data may not be indicative of the future results of operations or what the actual results of operations would have been had the combination of entities has been effective earlier.