Form 10QSB
period 1999-09-30
GREEN MACHINE DEVELOPMENT CORP
filed 1999-11-12
CIK 1031829

S.E.C. FILE # 333-6388


U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT 1934
For the Second Quarter ending September 30, 1999


GREEN MACHINE DEVELOPMENT CORP,
(Name of small business issuer in its charter)

                    FLORIDA                                65-0594832
(State of  incorporation )              I.R.S. Employer Identification Number)

200 MacFarlane Dr., Ste 405, Delray Beach, FL                       33483
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code:   (561) 276-8226

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15 (d) Of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing Requirement for the past 90 days. Yes (X) No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  11,700,000 common shares  10/31/99,
			                                      :  no preferred shares issued

Transitional Small business Disclosure Format  (Check one):  Yes  X_   No ___



MANAGEMENT'S DISCUSSION AND ANALYSIS
AND PLAN OR OPERATION

The contribution to capital of the assets of Green Machine Management, Corp.
(GMMC) for stock in Green Machine Development, Corp. (GMDC) as outlined in the June 17th 1999 "Letter of Intent" was completed in July. Mr. James T. Martin joined June-Ann Fox and Ralph Woolbright as members of the Board of Directors. Mr. Martin is an experienced and licensed General Contractor and also holds Mechanical and Electrical Licenses in Florida.

GMMC will operate as a wholly owned subsidiary since it holds title to two real estate parcels and contracts to purchase 26 Hudson Avenue, Ocean Ridge, Florida. This older dwelling has additionally, two vacant lots on the Intracoastal Waterway (ICW) across (north) Hudson Avenue from 25/27 Hudson Avenue which is owned free from encumbrance. The Company is negotiating for two more parcels which it expects to replat into a total of 8 to 9 building lots.

The Company holds title to a 2/3 acre parcel in Delray Beach, Florida, subject to a mortgage recently reduced to $30,000. An application for abandonment of the City's interest in the terminus of Florida Blvd. is being prepared. The vacated street portion will increase the lot size to allow a maximum of 8 townhouses to be developed. The Company is presently seeking the cooperation of two owners adjacent to the street for the abandonment. City planning officials have indicated a preliminary approval recommendation to City
Council for final action. If the abandonment is not completed the Company expects to build (2) triplex dwellings or a 7 unit townhouse.

The Company recently received approval for plans to construct an on site sewer facility which was requisite to the application for building permits for the two luxury homes to be constructed on the owned parcel. The Health Department made several revisions and took about 7 months to approve the innovative system. The required easements have been surveyed and put into legal form and the documents are being recorded.

Preliminary architectural designs and elevations indicate that the 2 luxury homes facing the Intracoastal waterway (ICW) will contain over 4,000 square feet. The Company expects to sell each for over $1 million. The large lot is being divided to accommodate the two dwellings and the division into two building lots has further increased the land value and could provide additional profits from the construction and sale of the first two homes.

The Company settled a minor dispute with the Florida D.E.P. arising from the construction of a "Rip-Rap" wall to contain erosion along the ICW. The job is almost complete and is expected to be completed as soon as additional "Natural Florida Rock" can be delivered for final facing. The completion of filling which raised the elevation between 3 and 4 feet and the wall installation increased this property's value to 3 times the book cost of approximately $300,000. GMDC may consider the sale of these two lots in the event a verbal offer of $1,000,000 is formulized in writing with a suitable deposit. This transaction will be a third party tax free exchange whereby the Company will obtain title to contracted parcel at 26 Hudson Avenue, along with the additional property being negotiated. Obviously this transaction will not only provide a tax free substantial profit but would eliminate the need for financing the land acquisition either by loan or equity sale.

GMDC has made advance rent and security payment and executed a "Letter of Intent" for a lease to relocate administration operation closer to the field operations. The legal form of lease is being reviewed and the company expects to function at the new office before year's end.

GREEN MACHINE DEVELOPMENT, CORP.
BALANCE SHEET
As of September 30, 1999

					        Sep 30, 1999__           May 31, 1999___
ASSETS
   Current Assets
      Checking/Savings
103 Rep checking				112.16		       2,445.45
105  Rep Money Market		           23,116.01		     55,953.14
111  YDB Cash			                335.43	                       2,324.49

      Total Checking/Savings		     3,563.60	                     60,713.08

      Other Current assets
121 YDB Investment		                  0.00	                       3,909.27

      Total Other Current Assets		    0.00                        3,909.27

   Total Current Assets			          23,563.60	                    64,622.35

   Fixed Assets
      185  Land				        342,056.91		    342,056.91
      186  Land Expenses			          15,835.00		      15,835.00
      187  Property Taxes			               936 66		           936.66
      191  Audit Conform			          30,235.43		      30,235.43

   Total Fixed Assets			        389,066.00		    389,066.00

   Other Assets
      197  Deposit Rent			            2,496.00			 0.00
      198  Deposit on Real Estate		          15,000.00        15,000.00

   Total Other Assets			          17,496.00		       15,000.00

TOTAL ASSETS				        430,125.60		     468,688.35


LIABILITIES & EQUITY
   Liabilities
      Current Liabilities
         Other Current Liabilities
            321  Mortgage Payable		          30,000.00		       40,000.00
            316  Shareholder Loan		        443,140.73		     447,050.00
            325  Loan Payable		     	          25,000.00		       25,000.00
            327  Accrued Expenses		          12,000.00		       12,000.00

         Total Other Current Liabilities		        510,140.73		     524,050.00

      Total Current Liabilities			        510,140.73		     524,050.00

   Total Liabilities				        510,140.73		     524,050.00

   Equity
      Capital Stock
         371  Common Stk Par $.001		     1,000.00		    1,000.00
      Total Capital Stock			            1,000.00		         1,000.00
      3900  Retained Earnings		 	         -56,361.65		       -17,902.89
      Net Income				         -24.653.48		       -38,456.76
   Total Equity				         -80,015.13		       -55.361.65

TOTAL LIABILITIES & EQUITY		        430,125.80		       468,688.35
GREEN MACHINE DEVELOPMENT CORP.
PROFIT AND LOSS
June through September 1999

				           June - Sept 1999____________
Ordinary Income/Expenses
   Income
      436  Investments Income		                                488.81
   Total Income						    488.81

   Expense
661 Construction Services
         564  Construction Contractor			3,000.00
         573  Engineer Consultant			1,000.00
         581  Equipment				   302.10
         631  Labor					3,100.00
         651  Land Clearing				   570.00
         691  Supplies					   633.88
         695  Survey & Engineering	                                   550.00
   Total 561  Construction Service				 9,155.98

749 Office/Building
   762  Architect Fees				   162.50
   751  Building Repairs				     68.41
   763  Cleaning					     20.25
   771  Telephone					   220.00
   781  Utility Electric				   200.74
Total 749  Office/Building					   671.90

801 Office Administrative
   805  Director Fees				1,000.00
   803  Bank Service Charges			     25.00
   811  Filing Fees					   435.00
821 Insurance
         6530  Liability Insurance	               1,557.18
      Total 821  Insurance				1,557.18
      841  Licenses and Permits				   161.33
      867  Postage & Delivery				     33.00
   Total 801  Office Administration				3,211.51

901 Professional Fees
   906  Audit					3,000.00
   909  Legal Fees			                                3,000.00
Total 901  Professional Fees				6,000.00

921 Automobile Expenses
   927  Auto Insurance				   791.27
   941  Auto Repairs				   528.90
Total 921  Automobile Expenses				1,320.17

961 Travel & Ent
   961  Travel & Ent		                                2,650.00
Total 961  Travel & Ent					2,650.00

981  Consultant		                                     2,132.73
Total Expenses			                                              25,142.29

Net Ordinary Income			                                             -24,653.48

Net Income				---------------------------------- -24653.48


GREEN MACHINE DEVELOPMENT CORP.
STATEMENT OF CASH FLOWS
June through September, 1999


      OPERATING ACTIVITIES
         Net Income					-24,653.48
         Adjustments to reconcile Net Income
          to net cash provided by operations:
            121  YDB Investment				   3,909.27
            321  Mortgage Payable				-10,000.00
            316  Shareholder Loan				  -3,909.27

      Net cash provided by Operating Activities		-34.653.48

      INVESTING ACTIVITIES
         197  Deposit Rent				                 -2,496.00

      Net cash provided by investing Activities	                 -2,496.00

   Net cash increase for period				-37,149.48

   Cash at beginning of period			                 60,713.08

Cash at end of period				                 23,563.60