Form 10QSB
period 1999-12-31
GREEN MACHINE DEVELOPMENT CORP
filed 2000-02-16
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT 1934
      For the Third Quarter ending December 31, 1999

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
      For the transition period from ____________to________________
      Commission file number        333-6388_______

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past
12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

There were 11,700,000 shares of common stock outstanding at 02/01/2000, no preferred shares issued.

Transitional Small business Disclosure Format  (Check one):  Yes  _   No X__




















INDEX

PART I - Financial Information

	Item 1.	Financial Statements

Consolidated Balance Sheet as of December
31, 1999
Consolidated Statements of Operations for the
nine month periods ended December 31, 1999,
and 1998
Consolidated Statements of Operations for the
three month periods ended December 31, 1999,
and 1998
Consolidated Statements of Cash Flows for the
nine month periods ending December 1999 and
1998
Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis or Plan of
Operation

PART II - Other Information

	Item 4. 	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits and Reports

	Signature

























PART 1  FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

GREEN MACHINE DEVELOPMENT CORP.
F/K/A/ VIVA GOLF MANUFACTURING, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

                                 				Dec 31, 1999	Mar 31, 1999
                                  				(Unaudited)	(Audited)

Current Assets:
	Cash and cash equivalents            		$  8,118		$
	Investments			                              139
	Prepaid				                               2,496
					                                     10,753

Fixed Assets (net)	                          550		     823

Other Assets:
	Investment in Real Estate             		412,444
	Deposit on Real Estate		                 15,000
	Organization costs (net)		                3,164		  4,664
                                    					415,608		  4,664

       Total Assets     				            $426,911  	$5,487
				                                    	======	   	=====


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
	Mortgages and Loans Payable          	$  25,000  $89,886
	Shareholder Loans		                     472,437
	Accrued expenses		                       12,745  _______
                                  					  510,182   89,886

Stockholders' Equity:
	Common stock, $.001 par
	value, 50,000,000 shares
	authorized; 11,700,000 shares,
 issued and outstanding		             11,700,000	  11,700,000

Additonal Paid in  Capital           		   25,000
	Deficit accumulated during
 development stage	                    	(119,971) ( 96,099)
    Total stockholder equity       				  (83,271)  (84,399)
    Total liabilities and
    stockholder equity              				$426,911     5,487

                                       	 	======	   ======






GREEN MACHINE DEVELOPMENT CORP.
F/K/A VIVA GOLF MANUFACTURING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

                                        					For the nine months ended
                                                						Dec 31,
                                        					   1999	     	   1998
Revenue				                                 	$    -0-     	$  -0-__


Expenses:

	Amortization and depreciation	                     591		       591
	General and administrative	                      3,852		    10,357
	Professional fees			                               -0-       3,500
	Selling and marketing		                          2,600 		    1,863
					                                             7,043		    16,311
		Operating Loss		                               (7,043)   	(16,311)


Other income	                              			     ___54	   (   254)

	Net loss			                                    	$(6,989)  $(16,565)
                                            					=======    =======


Net loss per share		                           		$(0.001)		$(0.001)
                                             					======  		======

Basic diluted weighted average-
common stock	outstanding                      	11,700,000  11,700,000
                                          					========      ========























GREEN MACHINE DEVELOPMENT CORP.
F/K/A/ VIVA GOLF MANUFACTURING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

                                        					For the 3 months ended
                                              						Dec. 31
                                               1999        		1998

Revenue                                      $     0        $6,000

Expenses:

	Amortization and depreciation	                 1,774		      1,773
	General and administrative	                   14,629    		 25,666
	Professional fees			                           7,935		      5,000
	Selling and marketing		                       _7,648	   	   6,592

                                       					   31,986	    	 39,031

		Operating Loss	                           	 (31,986)     (33,031)


Other income		                             		___3,171	      (1,571)

		Net loss	                                		$(28,815)    	(34,602)
                                          					======	     =======


Net loss per share                        				$(0.001)   		$(0.001)
                                          					======	      	=====

Basic diluted weighted average-
common stock outstanding     	             	11,700,000    11,700,000
                                        					=======        ======


See accompanying notes






















GREEN MACHINE DEVELOPMENT CORP.
F/K/A VIVA GOLF MANUFACTURING, INC.
(A Development Stage  Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)


                                          					For the nine months ended
                                                  						DEC 31,
                                            					1999	          1998

Operating activities:
	Net loss			                                  $(28,815)      	$(34,602)

	Adjustments to reconcile net loss
	to net cash provided by operating
	activities:
   Amortization and depreciation                 1,774           1,773
   Changes in Assets and Liabilities:
   (Increase) decrease-investments              	1,151         	38,064
   (Increase) decrease-prepaid                  (2,496)
   (Increase) decrease-notes rec.               15,000         (11,000)
	   Increase (decrease)-accrued                 12,745       _______

     		Net cash provided (used) in
       Operating activities                 (      641)    	(    5,765)

Investing activities:
	Purchase - investments	                     (   5,000)
	Purchase real estate	                        ( 59,288)      	(262,040)

		Net cash provided (used) by
		investing activities                         (64,288)      	(262,040)

Financing activities:
	Proceeds from mortgage and loan                25,000
	Proceeds from shareholder loa                  19,615        	315,805
	Proceeds (Payout)-capital stock	                            (  10,000)
	Proceeds-Paid in capital	                      25,000	       ________
		Net cash provided (used)
		by financing activities                       69,614	        305,805

		Net decrease in cash                            	4,685	         38,000

Cash - beginning	                             			3,433	         21,545

Cash - ending		                              $ 		8,118      	 $ 59,545
                                 				           ======	         ======


See accompanying notes





GREEN MACHINE DEVELOPMENT CORP.
F/K/A/ VIVA GOLF MANUFACTURING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)


1. BASIS OF REPRESENTATION

The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods represented.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principals, but which is not required for interim reporting purposes has been condensed or omitted.
The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of March 31, 1999, contained in the Company's Annual
Report on Form 10-KSB.

2. EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period.





























PART 1  FINANCIAL INFORMATION

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company had $5,487 in assets at the beginning of Fiscal
Ending (FYE) 2000 on April 1, 1999 and had $426,911 at the end of the 3rd quarter due to the contribution to capital on June 17, 1999 by Green Machine Management, Corp. There were no revenues for the 3rd quarter ending 12/31/1999 nor were there any revenues for the previous 2 quarters compared to $6,000 in revenue for the same nine month period in 1998.
Quarterly operating expenses were reduced over 50% in the 3rd quarter 1999 compared to 3rd quarter 1998 and operating losses were reduced from $34,602 to $28,815, for the same nine month period in 1998.

PLAN OF OPERATION

The Company owns two parcels of real estate and has a contract to purchase another property across the street from Parcel "A"
A. 2 building lots #25/27 south side of Hudson Ave., on the Intracoastal Waterway (ICW) in Ocean Ridge,
Palm Beach County, Florida.
B. Two triplex lots which will be developed as a (7) seven unit townhouse condominium in Delray Beach, Florida.
C. Parcel on the north side of Hudson Avenue on the ICW, Ocean Ridge, Florida, across the street from Parcel "A" under contract for $605,000.
Parcel "A"
This property is owned free and clear and has been divided into two building lots. The site work, fill and clearing, has been completed and a "Rip Rap" seawall has been constructed along the ICW. The Department of Environmental Protection is expected to make final inspection in January and to approve an agreed administrative order for several minor violations of the permit. This agreement results in the future payment by the Company of a settlement of $1250. Preliminary plans for the two new dwellings were reviewed and approved by the town of Ocean Ridge and construction drawings are being completed. The marketing of the two luxury homes has been planned and magazine advertisement will commence with the Listing of the new construction in the Palm Beach Multiple Listing within 45 days. Construction of the two luxury homes will begin upon the sale of at least (1) one unit. The listing price of $1.3 million is expected to generate an actual sale of between $1.2 and $1.4 million for each unit, depending on custom features required by the purchasers. The "Rip Rap" wall permit also included the approval of approximately 200 feet of "Fishing Docks", 30 feet into the ICW from the new water line. This area may be developed into a protected dock area for each of these two luxury homes.
Parcel "B"
The Company owns (2) triplex lots which will be developed as 2.5 story townhouses. Preliminary review for the seven (7) unit condominium has been approved by the building inspector. The
Company holds title to the property, subject to a $25,000 mortgage.
The Company plans to sell or joint venture this project.
Parcel "C"
The Company has a contract to Purchase #26 Hudson Ave., Ocean
Ridge, Florida which is expected to close in June or July, pending the sale of at least one new Luxury home on Parcel "A". The
Company plans to complete a tax free third party exchange, through the new home purchsaer, to finance the acquisition of the property and defer income taxes.

The Company will provide a plan for a preliminary review to vacate the Hudson Avenue section (60' R.O.W.) between parcels "A and C" for consideration by the municipality. If the R.O.W. abandonment is ultimately completed the Company plans to build a marine basin to provide dockage for the expected (6) six or (7) seven units to be developed.


PART II -  OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF
	SECRUITY HOLDERS

On December 21, 1999, a special meeting of the Shareholders was called by the Board of Directors, at which all Directors and the holders of a majority of shares of Common Stock attended. A Resolution was unanimously passed by the Shareholders authorizing the Board, as an alternative, to restructure the Company and eliminate debt since recent financing was not obtained nor did the Company obtain trading authority. The Company may attempt to trade some assets for debt, spinoff other real estate to a subsidiary and acquire other real estate for future development when the debt was satisfied, minimizing the company's liabilities.

It was further resolved that S.E.C. Counsel would be consulted on material changes and review all documents and reports prior to filing in order to better comply with S.E.C. requirements.

Director Ralph T. Woolbright announced that he intended to resign, effective upon the Company's announcement of a replacement.

ITEM 5:  OTHER INFORMATION

The Company has tentatively agreed with certain Shareholders to convey the lots at #25 / 27 Hudson Avenue, Ocean Ridge, Florida in consideration for outstanding loans and interest of approximately $500,000. When this debt is eliminated the Company intends to enter into an agreement for acquisition of two major real estate development projects:
1. 35+ acres of office / commercial Orlando, Florida
2. An approved 948 unit residential development in Port
Richey, Pasco County, Florida

The Company plans a stock dividend to it's shareholders sometime in the next quarter, in the subsidiary which will hold title to the parcel of real estate suitable for the development of a (7) seven unit townhouse condominium in Delray Beach, Florida.
ITEM 6:  EXHIBITS

Exhibit 27, financial data schedule.

This schedule contains summary financial information extracted from the balance sheet as of December 31, 1999 and the statement of operations of Green Machine Development, Corp. for the nine months ended December 31, 1999 included on form 10-QSB for the quarterly period ended December 31, 1999 and is qualified in its entirety by reference to such financial statements.

Legend

Multiplier 1,000

[PERIOD-TYPE]	               		9 MOS
[FISCAL-YEAR-END]	           		MAR-31-2000
[PERIOD-START]		              	OCT-01-1999
[PERIOD-END]		               		DEC-31-1999
[CASH]				                     8
[SECURITIES]			               	0
[RECEIVABLES]		               	0
[ALLOWANCES]                  	0
[INVENTORY]			                	0
[CURRENT-ASSETS]            			418
[PP&E]			                     	1
[DEPRECIATION]		              	0
[TOTAL-ASSETS]		              	427
[CURRENT-LIABILITIES]	        	510
[BONDS]	                    			0
[PREFERRED-MANDATORY]	        	0
[PREFERRED]			                	0
[COMMON]			                   	12
[OTHER-SE]			                 	(95)
[TOTAL-LIABILITY-AND-EQUITY]  	427
[SALES]			                    	0
[TOTAL-REVENUES]		             3
[CGS]				                     	0
[TOTAL-COSTS]		               	0
[OTHER-EXPENSES]		            	32
[LOSS-PROVISION]		            	0
[INTEREST-EXPENSE]		          	0
[INCOME-PRETAX]		             	(29)
{INCOME-TAX}		                	0
[INCOME-CONTINUING]	          	0
[DISCONTINUED]		              	0
[EXTRAORDINARY]		             	0
[CHANGES]			                  	0
[NET-INCOME]		                	(29)
[EPS-BASIC]		               	(0.001)
[EPS-DILUTED]		               	(0.001)






SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GREEN MACHINE DEVELOPMENT, CORP


FEBRUARY 15, 2000            JUNE-ANN FOX, CEO


FEBRUARY 15, 2000            JAMES T. MARTIN, CFO