Form 10QSB/A
period 1999-12-31
GREEN MACHINE DEVELOPMENT CORP
filed 2000-02-23
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB/A

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

	Signature

























PART 1  FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

GREEN MACHINE DEVELOPMENT CORP.
F/K/A/ VIVA GOLF MANUFACTURING, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

                                 				Dec 31, 1999	Mar 31, 1999
                                  				(Unaudited)	(Audited)

Current Assets:
	Cash and cash equivalents            		$  8,118		$
	Invesments                                  139
	Prepaid                                   2,496
                                          10,753

Fixed Assets (net)                           550          823

Other Assets:
	Investment in Real Estate               412,444
	Deposit on Real Estate                   15,000
	Organization costs (net)                  3,164        4,664
                                         415,608        4,664

       Total Assets                     $426,911       $5,487
                                         ======         =====


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
	Mortgages and Loans Payable           $  25,000      $89,886
	Shareholder Loans                       472,437
	Accrued expense                          12,745      _______
                                         510,182       89,886

Stockholders' Equity:
	Common stock, $.001 par
	value, 50,000,000 shares
	authorized; 11,700,000 shares,
 issued and outstanding               11,700,000	  11,700,000

Additonal Paid in  Capital                25,000
	Deficit accumulated during
 development stage                      (119,971)    ( 96,099)
    Total stockholder equit	             (83,271)     (84,399)
    Total liabilities and
    stockholder equity                  $426,911        5,487

                                          ======        ======






GREEN MACHINE DEVELOPMENT CORP.
F/K/A VIVA GOLF MANUFACTURING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

                                            For the nine months ended
                                                     Dec 31,
                                               1999           1998
Revenue                                   $   -0-         $    -0-

Expenses:
	Amortization and depreciation                   591           591
	General and administrative                    3,852        10,357
	Professional fees                              -0-          3,500
	Selling and marketing                         2,600         1,863
                                               7,043        16,311
                                              ------        ------
		Operating Loss                              (7,043)      (16,311)


Other income                                      54       (   254)
                                              ------       -------
	Net loss                                    $(6,989)     $(16,565)
                                              =======      =======


Net loss per share                           $(0.001)      $(0.001)
                                               ======       ======

Basic diluted weighted average-
common stock	outstanding                   11,700,000    11,700,000
                                             ========      ========























GREEN MACHINE DEVELOPMENT CORP.
F/K/A/ VIVA GOLF MANUFACTURING, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

                                           For the 3 months ended
                                                   Dec. 31
                                             1999         1998

Revenue                                    $     0        $6,000
                                           -------        ------
Expenses:

	Amortization and depreciation               1,774         1,773
	General and administrative                 14,629        25,666
	Professional fees                           7,935         5,000
	Selling and marketing                       7,648         6,592
                                           -------       -------
                                            31,986        39,031
                                           -------       -------
		Operating Loss                           (31,986)      (33,031)
                                           -------        ------

Other income                                 3,171        (1,571)
                                           -------        -------
		Net loss                                $(28,815)       (34,602)
                                            ======        =======


Net loss per share                         $(0.001)       $(0.001)
                                            ======          ======

Basic diluted weighted average-
common stock outstanding                 11,700,000     11,700,000
                                           =======        =======


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

Operating activities:
	Net loss                                       $(28,815)       $(34,602)

	Adjustments to reconcile net loss
	to net cash provided by operating
	activities:
   Amortization and depreciation                   1,774           1,773
   Changes in Assets and Liabilities:
   (Increase) decrease-investments                 1,151          38,064
   (Increase) decrease-prepaid                    (2,496)
   (Increase) decrease-notes rec.                 15,000         (11,000)
	   Increase (decrease)-accrued                   12,745
                                                  ------          ------
     		Net cash provided (used) in
       Operating activities                   (      641)     (    5,765)

Investing activities:
	Purchase - investments                        (   5,000)
	Purchase real estate                           ( 59,288)       (262,040)
                                                 -------         -------
		Net cash provided (used) by
		investing activities                           (64,288)       (262,040)
                                                  ------         -------
Financing activities:
	Proceeds from mortgage and loan                  25,000
	Proceeds from shareholder loan                   19,615         315,805
	Proceeds (Payout)-capital stock                               (  10,000)
	Proceeds-Paid in capital                         25,000
  Net cash provided (used)                        ------       ---------
		by financing activities                         69,614         305,805
                                                  ------        --------
		Net decrease in cash                             4,685          38,000

Cash - beginning                                   3,433          21,545
                                                  ------          ------
Cash - ending                                    $ 8,118        $ 59,545
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

Legend

Multiplier 1,000

[PERIOD-TYPE]	               		9 MOS
[FISCAL-YEAR-END]              MAR-31-2000
[PERIOD-START]                 OCT-01-1999
[PERIOD-END]                   DEC-31-1999
[CASH]                         8
[SECURITIES]                   0
[RECEIVABLES]                  0
[ALLOWANCES]                   0
[INVENTORY]                    0
[CURRENT-ASSETS]               418
[PP&E]                         1
[DEPRECIATION]                 0
[TOTAL-ASSETS]                 427
[CURRENT-LIABILITIES]          510
[BONDS]                        0
[PREFERRED-MANDATORY]          0
[PREFERRED]                    0
[COMMON]                       12
[OTHER-SE]			                 	(95)
[TOTAL-LIABILITY-AND-EQUITY]   427
[SALES]                        0
[TOTAL-REVENUES]               3
[CGS]                          0
[TOTAL-COSTS]                  0
[OTHER-EXPENSES]               32
[LOSS-PROVISION]               0
[INTEREST-EXPENSE]             0
[INCOME-PRETAX]                (29)
[INCOME-TAX]                   0
[INCOME-CONTINUING]            0
[DISCONTINUED]                 0
[EXTRAORDINARY]                0
[CHANGES]                      0
[NET-INCOME]                   (29)
[EPS-BASIC]                  (0.001)
[EPS-DILUTED]                  (0.001)






SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GREEN MACHINE DEVELOPMENT, CORP


FEBRUARY 15, 2000            JUNE-ANN FOX, CEO


FEBRUARY 15, 2000            JAMES T. MARTIN, CFO