Form 10QSB/A
period 1999-06-30
GREEN MACHINE DEVELOPMENT CORP
filed 2000-03-03
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                       Form 10-QSB/A-2

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT 1934

        For the First Quarter ending June 30, 1999


                GREEN MACHINE DEVELOPMENT CORP,
        (Name of small business issuer in its charter)

       FLORIDA                                   65-0594832
(State of incorporation )                    (I.R.S. Employer
                                          Identification Number)

200 MacFarlane Dr., Ste 405, Delray Beach, FL          33483
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:   (561) 276-8226

                 VIVA GOLF MANUFACTURING, INC.
                    (Former name of issuer)

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15 (d) Of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing Requirement for the past 90 days.
Yes [X]  No [  ]

There were 11,700,000 shares of common stock outstanding at February 29, 2000

Transitional Small Business Disclosure Format  (Check one):
Yes [ ]  No [X]




                            INDEX

PART I   Financial Information

Item 1.   Financial Statements................................2

       Consolidated Balance Sheet as of June
       30, 1999...............................................3

       Consolidated Statements of Operations for the
       three month periods ended June 30, 1999
       and 1998...............................................4

       Consolidated Statements of Cash Flows for the
       three month periods ending June 30, 1999
       and 1998...............................................5

       Notes to Consolidated Financial Statements.............6

Item 2.   Management's Discussion and Analysis of Plan of
          Operation...........................................8

PART II - Other Information...................................9

Item 4.   Submission of Matters to a Vote of
          Security Holders....................................10

Item 5.   Other Information...................................11

Item 6.   Exhibits and Reports................................12

Signature.....................................................13

               PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Green Machine Development Corp. hereby files this Amendment No. 2 on Form 10-QSB/A to amend and supplement Part I, Item 1. of its Quarterly Report on Form 10-QSB for the period ended June 30, 1999 and its Amendment No. 1 on Form 10-QSB/A for the period ended June 30, 1999. This Amendment No. 2 to the Registrant's Form 10-QSB/A is being filed to provide comparative financial information previously inadvertently omitted from Part I., Item 1. its Quarterly Report on Form 10-QSB and Amendment No. 1 thereto.
In addition, the Issuer, following posting to the SEC's EDGAR site, discovered that the format of its Form 10-QSB/A and Form 10-QSB/A-1 had been lost during conversion into EDGAR rendering the Financial Statements unreadable. The filing of this Form 10-QSB/A-2 is intended to supplement and not supersede the information previously provided in Part I, Item 1.

                GREEN MACHINE DEVELOPMENT CORP.
              F/K/A/ VIVA GOLF MANUFACTURING, INC.
                 (A Development Stage Company)

                  CONSOLIDATED BALANCE SHEET

                                              SEPT. 30, 1999        MAR 31,1999
                                                (Unaudited)          (Audited)
                                              --------------        -----------
                    ASSETS
Current Assets:
   Cash and cash equivalents                  $   54,961            $        0
   Investments                                     3,909                     0
   Prepaid                                         2,496                     0
                                              ----------            ----------
Fixed Assets (net)                                   732                   823
                                              ----------            ----------
Other Assets:
   Investment in Real Estate                     390,066                     0
   Deposit on Real Estate                         15,000                     0
   Organization costs (net)                        4,164                 4,664
                                              ----------            ----------
                                                 409,230                 4,664
                                              ----------            ----------
                                              $  471,328            $    5,487
                                              ==========            ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Mortgages and Loans Payable                $   65,000            $   89,886
   Shareholder loans                             481,432                     0
   Accrued expenses                               12,000                     0
                                              ----------            ----------
                                              $  588,432            $   89,886
                                              ----------            ----------
Stockholders' Equity:
   Common stock, $.001 par value,
   50,000,000 shares authorized;
   11,700,000 shares issued and out-
   standing                                   11,700,000            11,700,000

   Deficit accumulated during
   development stage                             (98,804)              (96,099)
                                              ----------            ----------
   Total Stockholder Equity                      (87,104)              (84,399)
                                              ----------            ----------
   Total Liabilities & Stockholder Equity     $  471,328            $    5,487
                                              ==========            ==========



See accompanying Notes to Financial Statements.

                  GREEN MACHINE DEVELOPMENT CORP.
               F/K/A/ VIVA GOLF MANUFACTURING, INC.
                  (A Development Stage Company)


               CONSOLIDATED STATEMENT OF OPERATIONS
                           (unaudited)

                                                  For the three months ended
                                                           SEPT 30,
                                                    1999             1998
                                                  ----------      ----------
Revenue                                           $        0      $        0
                                                  ----------      ----------
Expenses:
   Amortization and depreciation                         592             591
   General and administrative                          1,900           9,582
   Professional fees                                   4,435           1,500
   Selling and marketing                               2,398           1,557
                                                  ----------      ----------
                                                       9,325          13,230
                                                  ----------      ----------

        Operating Loss                                (9,325)        (13,230)
                                                  ----------      ----------

Other income                                           2,867            (240)
                                                  ----------      ----------
        Net loss                                  $   (6,458)     $  (12,990)
                                                  ==========      ==========

Net loss per share                                $   (0.001)     $   (0.001)
                                                  ==========      ==========

Basic diluted weighted average / Basic diluted
common stock outstanding                          11,700,000      11,700,000
                                                  ==========      ==========





See accompanying Notes to Financial Statements.

                GREEN MACHINE DEVELOPMENT CORP.
              F/K/A/ VIVA GOLF MANUFACTURING, INC.
                (A Development Stage Company)

             CONSOLIDATED STATEMENT OF CASH FLOWS
                          (unaudited)

                                                   For the six months ended
                                                            SEPT 30
                                                    1999             1998
                                                  ----------      ----------
Operating activities:
   Net loss                                      $  (6,458)        $ (12,990)

   Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Amortization and depreciation                    592               591
   Changes in Assets and Liabilities:
      (Increase)decrease-investments                (2,620)                0
      (Increase)decrease-prepaid                    (2,496)                0
      (Increase)decrease-notes rec.                 15,000            (9,000)
      Increase(decrease)-accrued                    12,000                 0
                                                 ---------         ---------


       Net cash provided (used) in operating
       activities                                   16,018           (21,399)
                                                 ---------         ---------
  Investing activities:
   Proceeds from sale on investments                                  18,843
   Purchase investments                            (15,000)
   Purchase real estate                            (43,100)             (500)
                                                 ---------         ---------

      Net cash provided (used) by investing
      activities                                   (58,100)          (18,343)
                                                 ---------         ---------

  Financing activities:
   Proceeds from mortgage and loan                  65,000
   Proceeds from shareholder loan                   28,610           (16,918)
                                                 ---------         ---------

    Net cash provided (used) by financing
      activities                                    93,610           (16,918)
                                                 ---------         ---------

        Net change in cash                          51,527           (19,974)

Cash-beginning                                       3,433            21,545
                                                 ---------         ---------

Cash-ending                                      $  54,961         $  (1,571)
                                                 =========         =========



See accompanying Notes to Financial Statements.

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

   Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principals, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements and notes thereto as of March 31, 1999, contained in the Company's Annual Report on Form 10-KSB.


   EARNINGS (LOSS) PER SHARE

   Per share information is computed based on the weighted average number of shares outstanding during the period.

                 VIVA GOLF MANUFACTURING, INC.
             N/K/A GREEN MACHINE DEVELOPMENT, CORP.
                    PRO FORMA BALANCE SHEET
                         MARCH 31, 1999
                         (in thousands


                                   Viva Golf    Green Machine  adj.      Pro Forma
                                   Mfg., Inc.   Mgmt. Corp.
                                   ----------   -----------    -----     ---------
Assets:
-------
 Current Assets
   Cash                            $     0      $     61                 $     61
   Securities                            0             4                        4
                                   -------      --------                 --------
      Total current assets               0            65                       65
                                   -------      --------                 --------
  Property and equip. (net)              1                                      1
                                   -------                               --------
Other Assets:
   Organization costs                    5                                      5
   Investment-real estate                0           389                      389
   Deposit-real estate                   0            15                       15
                                   -------      --------                 --------
      Total other assets                 5           404                      409
                                   -------      --------                 --------
      TOTAL ASSETS:                      6           469                      475
                                   =======      ========                 ========

Liabilities and Stockholders' Equity
------------------------------------
 Current Liabilities
  Mortgage payable                       0            40                       40
  Notes & loans payable                 90           472        1(a)          563
  Accrued expenses                       0            12                       12
                                   -------      --------                 --------
      Total current liabilities         90           524          1           615
                                   -------      --------      -------    --------

Stockholders' Equity
   Common Stock                         12             1      (1)(a)           12
   Accumulated deficit                 (96)          (56)                    (152)
                                   -------      --------      -------    --------

     Total Stockholders'
      Equity                           (84)          (55)       (1)          (140)
                                   -------      --------      -------    --------

     Total Liabilities
      Stockholders' Equity               6           469                      475
                                  ========      ========                 ========



                 GREEN MACHINE DEVELOPMENT CORP.
                  F/K/A VIVA GOLF MANUFACTURING
                  (A Development Stage Company)


Item 2   Management's Discussion and Analysis

The Company had $5,487 in assets on April 1, 1999, the beginning of Fiscal Year 2000 and had assets of $440,800, including cash of $23,564, at the end of this 6 month period. The asset increase was due to a contribution to capital by Green Machine Management, Corp (GMMC), the owner of real estate which was purchased through shareholder loans. The assumption of the shareholder loans of $477,523 increased this Company's liabilities from $89,886 to $544,848.

There was income of $2,867 for the 3 month period as compared to $240 revenue in the same 1998 period. Expenses were reduced this quarter by about 1/3 as compared to the same periods in fiscal year 1999, resulting in similar losses of $9,325 for this quarter and $13,230 for the first quarter 1998 period.

The Company will require sales or substantial new financing in order to sustain operations and continue plans to develop real estate.

Plan of Operation

The Company owns and plans to develop two real estate parcels:

     1.   Large lot on the Intracoastal Waterway (ICW) at 25
          Hudson Avenue, Ocean Ridge, Palm Beach County, Florida, to be divided into two building lots for the construction of new luxury residencies selling for over $1 million each.

     2. Two triplex lots at the northern terminus of Florida Blvd, Delray Beach,Florida; to be developed as a 7 unit townhouse condominium priced at approximately $200,000 each. The Company has a Purchase Contract for the property as 26 Hudson Avenue, Ocean Ridge, also located on the ICW on the north side of Hudson Avenue. The Company expects to take title on this parcel in July of 2000 and plans to request the abandonment of the west cul-de-sac of the Hudson Avenue (60 foot ROW), between the owned parcel (1) and the contracted property. Preliminary Regulatory Review by Environmental and Engineering Consultants will be conducted to determine the feasibility of the installation of a Marina Basin in the vacated street area.

          The Company is depending on financing and sales or deposits on homes to be constructed to consummate its immediate plan to construct two homes and for the
          longer range plan to develop 6   8 homes with the
          Marina.

          The second parcel for (7) townhouses may be sold to provide cash and to focus on the luxury home project.



Item 4 - Submission of Matters to a Vote of Security Holders

At a Special Shareholder's Meeting called by the Board of Directors on June 17, 1999, which was attended by all Board Members and Representation of approximately 80% if the outstanding Common Shares, a vote unanimously approved the acquisition of Gren Machine Management, Corp. (GMMC) through a contribution to capital. John Brehm tendered his resignation from the Board effective upon the acceptance of a new Board Member. The Company filed an Amendment to the Articles of Incorporation for a name change to "Green Machine Development, Corp." which became effective July 1, 1999 and will operate GMMC as a wholly owned subsidiary of GMDC.

The contributed assets include cash, title to (2) real estate development projects, contracts for additional land purchases, rquisite environmental engineering, preliminary planning and architectural designs. GMMC has completed its third annual financial statements for the quarter ending June 30, 1999, which is part of this filing.


Item 5 - Other Information

Upon the completion of the Contribution to Capital by GMMC in July of 1999, Mr. James T. Martin joined Ms. June-Ann Fox and Mr. Ralph
T. Woolbright as members of the Board of Directors. Mr. Martin is an experienced and licensed General Contractor and also holds Mechanical and Electrical Licenses in Florida.

GMMC will operate as a wholly owned subsidiary since it holds title to two real estate parcels and contracts to purchase 26 Hudson Avenue, Ocean Ridge, Florida. This older dwelling has additionally, two vacant lots on the Intracoastal Waterway (ICW) across (north) Hudson Avenue from 25/27 Hudson Avenue which is owned free from encumbrance. The Company is negotiating for two more parcels which it expects to subdivide into a total of 8 to 9 building lots for luxury dwellings.

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

Preliminary architectural designs and elevations indicate that the 2 luxury homes facing the Intracoastal Waterway (ICW) will contain over 4,000 square feet. The Company expects to sell each for over $1 million. The large lot is being divided to accommodate the two dwellings and the division into tow building lots has further increased the land value and could provide additional profits from the construction and sale of the first two homes.

The Company settled a minor dispute with the Florida D.E.P. arising from the construction of a "Rip-Rap" wall to contain erosion along the ICW. The project is expected to be complete as soon as additional "Natural Florida Rock" can be delivered for final facing. The completion of filling which raised the elevation between 3 and 4 feet and the wall installation increased this property's value substantially. GMDC may consider the sale of these two lots. This transaction will be a third party tax free exchange whereby the Company will obtain title to contracted parcel at 26 Hudson Avenue, along with the additional property being negotiated. Obviously this transaction will not only provide a tax free substantial profit but would eliminate the need for financing the land acquisition either by loan or equity sale.

GMDC has made advance rent and security payment and executed a "Letter of Intent" for a lease to relocate administration operation closer to the field operations. The legal form of lease is being reviewed and the Company expects to function at the new office before year's end.

Item 6 - Exhibits and Reports

This schedule contains summary financial information extracted from the Balance Sheet as of September 30, 1999 and the Statement of Operations for the six months ended September 30, 1999, included on Form 10-QSB for the quarterly period ended September 30, 1999 and is qualified in its entirety by reference to such financial statements.

                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                               Green Machine Development, Corp.
                               (Registrant)



February 29, 2000              /s/June-Ann Fox
                               Chief Executive Officer




February 29, 2000              /s/James T. Martin
                               Chief Financial Officer