Form 10QSB/A
period 1999-09-30
GREEN MACHINE DEVELOPMENT CORP
filed 2000-03-03
CIK 1031829

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

There were 11,700,000 shares of common stock outstanding at October 1, 1999

Transitional Small Business Disclosure Format  (Check one):
Yes [ ]  No [X]

                            INDEX

PART I - Financial Information

Item 1.   Financial Statements................................3

       Consolidated Balance Sheet as of September
       30, 1999...............................................4

       Consolidated Statements of Operations for the
       three month periods ended September 30, 1999
       and 1998...............................................5

       Consolidated Statements of Cash Flows for the
       six month periods ending September 30, 1999
       and 1998...............................................6

       Notes to Consolidated Financial Statements.............7

Item 2.   Management's Discussion and Analysis of Plan of
          Operation...........................................8

PART II - Other Information...................................9

Item 5   Other Information....................................9

Item 6   Exhibits and Reports.................................10

Signatures....................................................11

                 PART I  - FINANCIAL STATEMENTS

Item 1.  Financial Statements

     Green Machine Development Corp. hereby files this Amendment No. 1 on Form 10-QSB/A to amend and supplement Part I, Item 1. of its Quarterly Report on Form 10-QSB for the year ending September 30, 1999. This Amendment No. 1 to the Registrant's Form 10-QSB/A is being filed to provide comparative financial information previously inadvertently omitted from Part I., Item 1. its Quarterly Report on Form 10-QSB. In addition, the Issuer, following posting to the SEC's EDGAR site, discovered that the format of its Form 10-QSB for the period ended September 30, 1999 had been lost during conversion into EDGAR rendering the Financial Statements unreadable. The filing of this Form 10-Q/A-1 is intended to supplement and not supersede the information previously provided in Part I, Item 1.

                GREEN MACHINE DEVELOPMENT CORP.
              F/K/A/ VIVA GOLF MANUFACTURING, INC.
                 (A Development Stage Company)

                  CONSOLIDATED BALANCE SHEET

                                              SEPT. 30, 1999        MAR 31,1999
                                                (Unaudited)          (Audited)

                    ASSETS
                    ------
Current Assets:
   Cash and cash equivalents                  $   23,564            $        0
   Investments                                     2,496                     0
                                              ----------            ----------
   Prepaid                                        26,060                     0
                                              ----------            ----------

Fixed Assets (net)                                   641                   823
                                              ----------            ----------
Other Assets:
   Investment in Real Estate                     395,435                     0
   Deposit on Real Estate                         15,000                     0
   Organization costs (net)                        3,664                 4,664
                                              ----------            ----------
                                                 414,099
                                              ----------

                                              $  440,800            $    5,487
                                              ==========            ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Mortgages and Loans Payable                $   55,000            $   89,886
   Shareholder loans                             477,523                     0
   Accrued expenses                               12,325                     0
                                              ----------            ----------
                                                 544,848                89,886
                                              ----------            ----------
Stockholders' Equity:
   Common stock, $.001 par value,
   50,000,000 shares authorized;
   11,700,000 shares issued and out-
   standing                                   11,700,000            11,700,000

   Deficit accumulated during
   development stage                            (115,748)              (96,099)
                                              ----------            ----------
   Total Stockholder Equity                     (104,748)              (84,399)
                                              ----------            ----------
   Total Liabilities & Stockholder Equity     $  440,800            $    5,487
                                              ==========            ==========



See accompanying Notes to Financial Statements.

                  GREEN MACHINE DEVELOPMENT CORP.
               F/K/A/ VIVA GOLF MANUFACTURING, INC.
                  (A Development Stage Company)

               CONSOLIDATED STATEMENT OF OPERATIONS
                           (unaudited)


                                                  For the three months ended
                                                           SEPT 30,
                                                    1999             1998
                                                   -----            -----

Revenue                                           $        0      $          0
                                                  ----------        ----------
Expenses:
   Amortization and depreciation                         591               591
   General and administrative                          9,953            10,357
   Professional fees                                   4,000             3,500
   Selling and marketing                               2,650             1,863
                                                  ----------        ----------
                                                      17,194            16,311
                                                  ----------        ----------

        Operating Loss                               (17,194)          (16,311)
                                                  ----------        ----------

Other income                                             250              (254)
                                                  ----------        ----------

        Net loss                                  $  (16,944)       $  (16,565)
                                                  ==========        ==========

Net loss per share                                $   (0.001)       $   (0.001)
                                                  ==========        ==========
Basic diluted weighted average / Basic diluted
common stock outstanding                          11,700,000        11,700,000
                                                  ==========        ==========




See accompanying Notes to Financial Statements.

                GREEN MACHINE DEVELOPMENT CORP.
              F/K/A/ VIVA GOLF MANUFACTURING, INC.
                (A Development Stage Company)

             CONSOLIDATED STATEMENT OF CASH FLOWS
                          (unaudited)

                                                     For the six months ended
                                                            SEPT 30
                                                    1999             1998
Operating activities:
   Net loss                                      $ (23,402)        $ (18,037)

   Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Amortization and depreciation                  1,183             1,182
   Changes in Assets and Liabilities:
      (Increase)decrease-investments                 1,289                 0
      (Increase)decrease-prepaid                    (2,496)                0
      (Increase)decrease-notes rec.                 15,000            (9,000)
      Increase(decrease)-accrued                    12,325                 0
                                                 ---------         ---------


       Net cash provided (used) in operating
       activities                                    3,899           (25,855)
                                                 ---------         ---------

  Investing activities:
   Purchase - investments                          (15,000)          (65,485)
   Purchase real estate                            (48,468)           (5,800)
                                                 ---------         ---------

      Net cash provided (used) by investing
      activities                                   (63,468)          (71,285)
                                                 ---------         ---------

  Financing activities:
   Proceeds from mortgage and loan                  55,000
   Proceeds from shareholder loan                   24,700            75,594
                                                 ---------         ---------

      Net cash provided (used) by financing
      activities                                    79,700            75,594
                                                 ---------         ---------

      Net change in cash                            20,131           (21,545)

Cash - beginning                                     3,433                 0
                                                 ---------         ---------

Cash-ending                                      $  23,564         $ (21,545)
                                                 =========         =========


See accompanying Notes to Financial Statements.

                GREEN MACHINE DEVELOPMENT CORP.
             F/K/A/ VIVA GOLF MANUFACTURING, INC.
                (A Development Stage Company)

                NOTES TO FINANCIAL STATEMENTS
                        (Unaudited)


BASIS OF REPRESENTATION
-----------------------

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


EARNINGS (LOSS) PER SHARE
-------------------------

        Per share information is computed based on the weighted average number of shares outstanding during the period.

Item 2 - Management's Discussion and Analysis

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

There were no revenues for the six month period as compared to $6,000 revenue in the same 1998 period. Expenses were about the same for this quarter and slightly higher as compared to the same periods in fiscal year 1999, resulting in similar losses of $16,900 vs. $16,500 for the quarter and $23,000 vs $18,000 for the
6 month period.

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

    The Company is depending on financing and sales or deposits on homes to be constructed to consummate its immediate plan to construct two homes and for the longer range plan to develop 6 -
8 homes with the Marina.

    The second parcel for (7) townhouses may be sold to provide cash and to focus on the luxury home project.


                  PART II   OTHER INFORMATION

Item 6   Other Information

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

Item 6   Exhibits and Reports


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


                               /s/June-Ann Fox
February 29, 2000              June-Ann Fox
                               Chief Executive Officer




                               /s/James T. Martin
February 29, 2000              James T. Martin
                               Chief Financial Officer