Form 10QSB/A
period 1999-12-31
GREEN MACHINE DEVELOPMENT CORP
filed 2000-03-03
CIK 1031829

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

       Consolidated Statements of Operations for the
       three month periods ended June 30, 1999
       and 1998...............................................5

       Consolidated Statements of Cash Flows for the
       three month periods ending June 30, 1999
       and 1998...............................................6

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



February 29, 2000              June-Ann Fox
                               Chief Executive Officer




February 29, 2000              James T. Martin
                               Chief Financial Officer