Form 10QSB/A
period 1999-12-31
GREEN MACHINE DEVELOPMENT CORP
filed 2000-03-13
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                       Form 10-QSB/A-3


       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT 1934


        For the Third Quarter ending December 31, 1999


                GREEN MACHINE DEVELOPMENT CORP.
        ----------------------------------------------
        (Name of small business issuer in its charter)


       FLORIDA                                 65-0594832
--------------------------               ----------------------
(State of  incorporation )                  (I.R.S. Employer
                                         Identification Number)


200 MacFarlane Dr., Ste 405, Delray Beach, FL          33483
---------------------------------------------       ----------
(Address of principal executive offices)            (Zip Code)


Issuer's telephone number, including area code:  (561) 276-8226
                                                 --------------

                 VIVA GOLF MANUFACTURING, INC.
                 -----------------------------
                    (Former name of issuer)


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15 (d) Of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing Requirement for the past 90 days.
Yes [X]  No [ ]

There were 11,700,000 shares of common stock outstanding at February 1, 2000

Transitional Small Business Disclosure Format  (Check one):
Yes [ ]  No [X]

                            INDEX

PART I - Financial Information

Item 1.   Financial Statements................................3

       Consolidated Balance Sheet as of December
       31, 1999...............................................4

       Consolidated Statements of Operations for the
       three month periods ended December 31, 1999
       and 1998...............................................5

       Consolidated Statements of Operations for the
       nine month periods ended December 31, 1999
       and 1998...............................................6

       Consolidated Statements of Cash Flows for the
       nine month periods ending December 31, 1999
       and 1998...............................................7

       Notes to Consolidated Financial Statements.............8

Item 2.   Management's Discussion and Analysis of Plan of
          Operation...........................................9

PART II - Other Information...................................10

Item 4.   Submission of Matters to a Vote of
          Security Holders....................................10

Item 5.   Other Information...................................11

Item 6.   Exhibits and Reports................................11

Signature.....................................................12

               PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Green Machine Development Corp. hereby files this Amendment
No. 3 on Form 10-QSB/A to amend and supplement Part I, Item 1. of its Quarterly Report on Form 10-QSB for the period ended December 31, 1999 and its Amendment Nos. 1 and 2 on Form 10-QSB/A for the period ended December 31, 1999. This Amendment No. 3 to the Registrant's Form 10-QSB/A is being filed to provide comparative financial information previously inadvertently omitted from Part I.,
Item 1. of its Quarterly Report on Form 10-QSB and Amendment Nos. 1 and 2 thereto. In addition, the Issuer, following posting to the SEC's EDGAR site, discovered that the format of its Form 10-QSB/A and Form 10-QSB/A-1 had been lost during conversion into EDGAR rendering the Financial Statements unreadable. The filing of this Form 10-QSB/A-3 is intended to supplement and not supersede the information previously provided in Part I, Item 1.

                  GREEN MACHINE DEVELOPMENT CORP.
               F/K/A/ VIVA GOLF MANUFACTURING, INC.
                   (A Development Stage Company)

                   CONSOLIDATED BALANCE SHEET

                                                 Dec 31, 1999     Mar 31, 1999
                                                 (Unaudited)        (Audited)
                                                 -----------      ------------
                    ASSETS
Current Assets:
  Cash and cash equivalents                      $     8,118      $        0
  Investments                                            139               0
  Prepaid                                              2,496          10,753
                                                 -----------      ----------

Fixed Assets (net)                                       550             823
                                                 -----------      ----------
Other Assets:
  Investment in Real Estate                          412,444               0
  Deposit on Real Estate                              15,000               0
  Organization costs (net)                             3,164           4,664
                                                 -----------      ----------

                                                     415,608           4,664

                                                 $   426,911      $    5,487
                                                 ===========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Mortgages and Loans Payable                    $    25,000      $   89,886
  Shareholder Loans                                  483,137
  Accrued expenses                                    12,785               0
                                                 -----------      ----------

                                                 $   520,882          89,886
                                                 -----------      ----------
Stockholders' Equity:
  Common stock, $.001 par
  value, 50,000,000 shares
  authorized; 11,700,000 shares,
  issued and outstanding                              11,700          11,700
Paid in Capital                                       25,000               0
  Deficit accumulated during
   development stage                                 119,971)         96,099
                                                 -----------      ----------

TOTAL STOCKHOLDER EQUITY                             (96,971)        (84,399)
                                                 -----------      ----------

TOTAL LIABILITIES & STOCKHOLDER EQUITY           $   426,911      $    5,487
                                                 ===========      ==========


See Accompanying Notes to Financial Statements.

                          GREEN MACHINE DEVELOPMENT CORP.
                       F/K/A VIVA GOLF MANUFACTURING, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (unaudited)

                                                  For the three months ended
                                                            Dec 31,
                                                   1999              1998
                                                  ------            ------
Revenue                                          $        0        $        0
                                                 -----------       ----------
Expenses:
  Amortization and depreciation                         591               591
  General and administrative                          3,852            10,357
  Professional fees                                       0             3,500
  Selling and marketing                               2,600             1,863
                                                 -----------       ----------

                                                      7,043            16,311
                                                 -----------       ----------

      Operating Loss                                 (7,043)          (16,311)
                                                 -----------       ----------

Other income                                             54              (254)
                                                 -----------       ----------

      Net loss                                   $   (6,989)       $  (16,565)
                                                 -----------       ----------

Net loss per share                               $   (0.001)       $   (0.001)
                                                 ==========        ==========

Basic Diluted Weighted Average/
  Basic Diluted Common Stock                     11,700,000        11,700,000



See Accompanying Notes to Financial Statements.

                        GREEN MACHINE DEVELOPMENT CORP.
                      F/K/A/ VIVA GOLF MANUFACTURING, INC.
                        (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                (unaudited)

                                                     For the nine months ended
                                                               Dec. 31
                                                        1999            1998
                                                       ------          ------
Revenue                                              $        0      $    6,000
                                                     ----------      ----------

Expenses:
  Amortization and depreciation                           1,774           1,773
  General and administrative                             14,629          25,666
  Professional fees                                       7,935           5,000
  Selling and marketing                                   7,648           6,592
                                                     ----------      ----------

                                                         31,986          39,031
                                                     ----------      ----------

   Operating Loss                                       (31,986)        (33,031)
                                                     ----------      ----------

      income                                              3,171          (1,571)
                                                     ----------      ----------

     Net loss                                        $  (28,815)     $  (34,602)
                                                     ----------      ----------

Net loss per share                                   $   (0.001)     $   (0.001)
                                                     ----------      ----------

Basic Diluted Weighted Average/
  Basic Diluted Common Stock                         11,700,000      11,700,000
                                                     ==========      ===========



See Accompanying Notes to Financial Statements.

                         GREEN MACHINE DEVELOPMENT CORP.
                       F/K/A VIVA GOLF MANUFACTURING, INC.
                         (A Development Stage  Company)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)

                                                      For the nine months ended
                                                               DEC. 31,
                                                       1999              1998
                                                      ------            ------
Operating activities:
   Net loss                                          $  (28,815)      $  (34,602)

     Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
     Amortization and depreciation                        1,774            1,773
       Changes in Assets and Liabilities:
       (Increase) decrease-investments                    1,151           38,064
       (Increase) decrease-prepaid                       (2,496)               0
       (Increase) decrease-notes rec.                    15,000          (11,000)
       Increase (decrease)-accrued                       12,745                0
                                                     ----------      -----------
        Net cash provided (used) in
        Operating activities                               (641)          (5,765)
                                                     ----------      -----------
Investing activities:
     Purchase - investments                              (5,000)               0
     Purchase real estate                               (59,288)        (262,040)
                                                     ----------      -----------
       Net cash provided (used) by
       investing activities                             (64,288)        (262,040)
                                                     ----------      -----------
       Financing activities:
     Proceeds from mortgage and loan                     25,000                0
     Proceeds from shareholder loan                      19,615          315,805
     Proceeds (Payout)-capital stock                          0          (10,000)
     Proceeds-Paid in capital                            25,000                0
                                                     ----------      -----------
       Net cash provided (used)
       by financing activities                           69,614          305,805
                                                     ----------      -----------

       Net change in cash                                 4,685           38,000

Cash - beginning                                          3,433           21,545
                                                     ----------      -----------
Cash - ending                                        $    8,118      $    59,545
                                                     ==========      ===========



See Accompanying Notes to Financial Statements.

                       GREEN MACHINE DEVELOPMENT CORP.
                   F/K/A/ VIVA GOLF MANUFACTURING, INC.
                      (A Development Stage Company)

                       NOTES TO FINANCIAL STATEMENT
                              (unaudited)


1.   BASIS OF REPRESENTATION
     -----------------------

          The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods represented.

          Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principals, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto as of March 31, 1999, contained in the Company's
     Annual Report on Form 10-K.


2.   EARNINGS (LOSS) PER SHARE
     -------------------------

          Per share information is computed based on the weighted average number of shares outstanding during the year.

                PART I - FINANCIAL INFORMATION


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company had $5,487 in assets on April 1, 1999, the beginning of Fiscal Year 2000 which ends on March 31, 2000 and had assets of $426,911 at the end of the 3rd quarter due to the contribution to capital on June 17, 1999 by Green Machine Management, Corp. There were no revenues for the 3rd quarter ending 12/31/1999 nor were there any revenues for the previous 2 quarters compared to $6,000 in revenue for the same nine month period in 1998. Quarterly operating expenses were reduced over 50% in the 3rd quarter 1999 compared to 3rd quarter 1998 and operating losses were reduced from $34,602 to $28,815, for the same nine month period in 1998.

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

                        Parcel "A"
                        ----------

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

                        Parcel "B"
                        ----------

The Company owns (2) triplex lots which will be developed as 2 story townhouses. Preliminary review for the seven (7) unit condominium has been approved by the building inspector. The Company holds title to the property, subject to a $25,000 mortgage. The Company plans to sell or joint venture this project.

                        Parcel "C"
                        ----------

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


                  PART II -  OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 21, 1999, a special meeting of the Shareholders was called by the Board of Directors, at which all Directors and the holders of a majority of shares of Common Stock attended. A Resolution was unanimously passed by the Shareholders authorizing the Board to restructure the Company and eliminate debt since recent financing was not obtained nor did the Company obtain trading authority. The Company would attempt to trade some assets for debt, spinoff other real estate to a subsidiary and acquire other real estate for future development when the debt was satisfied, minimizing the company's liabilities.

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