Form 10KSB
period 2000-03-31
GREEN MACHINE DEVELOPMENT CORP
filed 2000-05-30
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

S.E.C. File #333-6388

Form 10-KSB

ANNUAL REPORT UNDER SECTION 15 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 Fiscal Year ended March 31, 2000



GREEN MACHINE DEVELOPMENT CORP.
(Name of small business issuer in its charter)

        FLORIDA                    65-0594832
(State of incorporation)     (I.R.S. Employer Identification Number)

     200 MacFarlane Dr., Ste 405, Delray Beach, FL      33483
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (561) 276-8226

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes (X) No ( )

Number of shares of Common Stock outstanding as of May 10, 2000: 11,700,000. No preferred shares were ever issued.


TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS.........................................................3

ITEM 2.   PROPERTIES.......................................................5

ITEM 3.   LEGAL PROCEEDINGS................................................5

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............5

PART II

ITEM 5.   MARKET FOR COMMON EQUITY.........................................6

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........6

ITEM 7.   FINANCIAL STATEMENTS..........................................7-16

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...................17

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS................................17

ITEM 10.  EXECUTIVE COMPENSATION..........................................18

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..18

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................18

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.............................19-24

PART I
ITEM 1   BUSINESS
  (A)  General Development of Business

The Company was incorporated in Florida on May 3, 1989 as Florida Tax Lien, Inc., and had an effective Registration of Securities on April 17, 1990. The offering was made pursuant to Section 8(a) of the Securities Act and was assigned File #33-30881-A. In June of 1997 the Company was approved for an SB1 securities offering and this registration was reassigned S.E.C. File #333-6388.

In August of 1996, the Company acquired Viva International Products, Inc., a Florida Corporation and changed its name to Viva Golf Manufacturing, Inc.
Viva developed a new golf club featuring a jumbo, light-weight head on a flexible graphite shaft. The initial production of the heads were not manufac-tured to specification and the Company cancelled the distribution due to defective returns. The contractor finally admitted the fault, however, the Company lost the benefit of the $1.4 million of contracted TV advertisement to air the 30 minute infomercial, the heart of its marketing plan. Additional competition made it impossible to continue without a major source of capital.

In June of 1999 the Company agreed to aquire Green Machine Management, Corp, through a contribution to capital by a common shareholder. The transaction was completed in July of 1999 when the Company changed its name to Green Machine Development, Corp.

   (b)  Description of Business

Upon completion of the acquisition of Green Machine Management, Corp., which became a wholly owned subsidiary, the Company owned two parcels of Real Estate and a purchase contract for an additional parcel:

     1. Large lot on the Intracoastal Waterway (ICW) at 25/27 Hudson Avenue, Ocean Ridge, Palm Beach County, Florida, which was divided into two building lots for the construction of (2) new luxury residences expecting to sell for about $1.4 million each.
     2. Two triplex lots at the northern terminus of Florida Blvd., Delray Beach, Florida; to be developed as a 7 unit townhouse condominium priced at approximately $200,000 each.
     3. The Company has a Purchase Contract for the property known as 26 Hudson Avenue, Ocean Ridge, also located on the ICW on the north side of Hudson Avenue. The Company expects to take title on this parcel in July of 2000 and plans to request the abandonment of the westly portion or cul-de-sac of the Hudson Avenue (60 foot ROW), between the owned parcel (1) and the contracted property. Preliminary Regulatory
         Review by Environmental and Engineering Consultants will be conducted to determine the feasibility of the installation of a Marine Basin in the proposed street area for use by the residents.
3

DEVELOPMENT OF REAL ESTATE

The Company received approval for the engineering plans to construct an on site sewer facility which was requisite to the application for building permits for the first two luxury homes to be constructed on parcel (1). The Health Department made several revisions and took about 8 months to approve the innovative system. The required easements have been surveyed and put into legal form and those documents have been recorded.

Preliminary architectural designed and elevations were approved indicating that the 2 luxury homes facing the Intracoastal Waterway (ICW) will contain 4,200 square feet. The company expects to sell each home for about $1.4 million.
The Company has initiated Marketing through the "Listing" of the (2) new luxury homes in the Palm Beach County Multiple Listing Service (MLS). Adver-tising renderings of the proposed residences in the high profile "Florida Luxury Homes Magazine" was started.

The Company is presently negotiating a Joint Venture with several reputable builders while also in discussion with two qualified purchasers. Initial meetings with lenders indicates that sufficient capital may be borrowed for the construction of the two luxury dwellings and acquisition of the contracted parcel.

The Company settled a minor dispute with the Florida D.E.P. arising from the construction of a "Rip-Rap" wall to contain erosion along the ICW. The project was completed and the Company plans to build a dock which was also part of the multi-agencey permit/easement. The completion of filling, raised the elevation between 3 and 4 feet and the wall installation increased this property's value substantially. The Company may consider the sale or joint venture development of these two lots. The transaction would be a third party, tax free exchange, whereby the Company will obtain title to contracted parcel at 26 Hudson Avenue, along with the additional property being negotiated. This transaction would not only provide a tax deferred substantial profet but would eliminate the need for financing the land acquisition either by loan or equity sale.

ITEM 2   PROPERTIES

The properties owned by the Company described above in ITEM 1(b) Description of Business: (1) 2/3 of an acre vacant parcel now divided into (2) building lots on the ICW in Ocean Ridge, each contain approximately 14,000 square feet. Fee simple title is held in Green Machine Management, Corp (GMMC), a wholly owned subsidiary. Each lot is suitable for the construction of a luxury residence having 4,200 sq. ft. The present book value is approximately $150,000 each, due to accounting methods. Acquisition and improvements have been financed through shareholders loans of $512,000. (2) The two triplex lots on Florida Blvd., in Delray Beach, contain 26,770 sq. ft. and this parcel is suitable for development of a 7 townhouse project. The Company has attempted to gain the cooperation of two other land owners, on the opposite side of the street terminus, for a pending abandonment. If the abandonment is ever successfull, 1 or 2 additional townhouse units would be developed. This property is also held fee simple by the subsidiary, GMMC. The book value for this parcel is $107,000. There is a balance of $25,000 on the purchase money mortgage. (3) GMMC also has a $15,000 deposit on a purchase contract for additional property for a total of $605,000 on the north side of Hudson Avenue, along the ICW. An additonal deposit of $50,000 is required by June 1, 2000 and closing is scheduled for July 1, 2000. The Company is attempting to mortgage, sell, joint venture or execute an agreement with a qualified purchaser of a new luxury home to finance the acquisition.

The Company signed a letter of intent to lease about 1,000 square foot store front for use as an office near the Ocean Ridge Project. However, after advance rent and security was paid the lease was not executed since the Landlord did not complete requisites timely and several clauses in the document conflicted with terms of the Letter of Intent. The company plans on relocating to a larger space and settle the matter with the Landlord.


ITEM 3   LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings pending or threatened.


ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At a Special Shareholder's Meeting called by the Board of Directors on June 17, 1999, which was attended by all Board Members and Representation of approximately 80% of the outstanding Common Shares, a vote unanimously approved the acquisition of Green Machine Management, Corp. (GMMC) through a contribution to capital. Ralph Woolbright tendered his resignation from the Board effective upon the acceptance of a new Board Member. The Company filed an Amendment to the Articles of Incorporation for a name change to "Green Machine Development, Corp." which became effective July 1, 1999 and will operate GMMC as a wholly owned subsidiary GMDC.

The contributed assets include cash, title to (2) real estate development projects, contracts for additional land purchases, requisite environmental engineering, preliminary planning and architectural designs. GMMC had completed its third annual audited financial statements for the FYE May 31, 1999.

Upon the completion of the Contribution to Capital by GMMC in July of 1999, Mr. James T. Martin joined Ms. June-Ann Fox and John J. Brehm as members of the Board of Directors.

PART II

ITEM 5   MARKET FOR COMMON EQUITY

There are approximately 105 holders of the 11,700,000 outstanding common shares. No preferred shares have been issued. The Company has never paid dividends on its common shares, nor is there a plan to pay dividends in the near future. There are no restrictions from making such dividend payments. There is no market currently for the common shares, however, the Company plans to reapply for authority on O.T.C. Bulletin board upon completion of filing requirements and compliance of financial reporting.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company had no revenue in Fiscal 1999 and $3,174 in the current year and relied on additional shareholder loans for the improvement it's real estate and administrative expenses.

The Company plans to generate revenue through property sale, joint venture or building contracts for new luxury homes whereby the purchaser pays for the land and carries the construction loans. Initial marketing for the latter is already in progress. The homes are listed in the Palm Beach County Multiple Listing Service (MLS) for 1.4 million dollars each and advertising was paid by the Broker, June-Ann Fox, a Director and President.

The price of the luxury homes was determined by taking the average square footage cost of comparable homes sold in the previous six months. The market for waterfront homes on the Intracoastal Waterway (ICW) appears to be stable and prices are rising.

The Company expects to provide supervision and subcontract most of the building operations. Mr. James T. Martin, a Director, is an experienced and licensed building contractor.

The Company is relying on a sale of at least 1 new residence to recover the lot value in order to take title to additional land, presently under contract. In the event a purchaser is not secured, the Company may issue convertible, Preferred Shares to finance capital requirements.

ITEM 7   FINANCIAL STATEMENTS

GREEN MACHINE DEVELOPMENT CORP.
AND WHOLLY-OWNED SUBSIDIARIES
(FORMERLY VIVA GOLF MANUFACTURING, INC.)
(A DEVELOPMENT STATE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2000 AND 1999

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive - Suite 209
Coral Springs, Florida  33071
(954) 752-1712


INDEPENDENT AUDITORS REPORT

The Board of Directors
Green Machine Development Corp.
Delray Beach, Florida

We have audited the accompanying balance sheet of Green Machine Development, Corp. and its wholly-owned subsidiaries as of March 31, 2000 and 1999 and the related statements of income, cash flows and changes in stockholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclusures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Green Machine Development Corp. and its wholly-owned subsidiaries at March 31, 2000 and 1999 and the statement of income, cash flows and changes in stockholder's equity for the year that ended in conformity with generally accepted accounting principles.

Coral Springs, Florida
May 8, 2000

7                                                                 FS Page 1

TABLE OF CONTENTS

                                                                    Page

Independent Auditor's Report                                         1

Consolidated Balance Sheet                                           2

Consolidated Statements of Income and Retained Earnings              3

Consolidated Statement of Cash Flows                                 4

Statement of Changes in Stockholder's Equity                         5

Notes to Financial Statements                                      6-9

GREEN MACHINE DEVELOPMENT CORP.
AND WHOLLY-OWNED SUBSIDIARIES
(FORMERLY VIVA GOLF MANUFACTURING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
YEARS ENDED MARCH 31, 2000 AND 1999

ASSETS
                                                             2000        1999
    Current Assets
  Cash in Bank and Cash Equivalents                         $13,357     $  -0-

Other Assets
  Investments in Real Estate (Note 1)                       400,583        -0-
  Deposits on real estate                                    15,000        -0-
  Organization costs (net of amortization of $5,836)(Note 1)  2,164      4,664
                                                           ________      _____
    Total other assets                                      417,747      4,664

Property, plant and equipment (net) (Note                       732        823
                                                           ________      _____
    Total assets                                           $431,836     $5,487
                                                           ========     ======
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
  Mortgage payable                                         $ 25,000     $  -0-
  Loan Payable                                             $512,242     89,886
  Accrued expenses                                           25,285        -0-
                                                           ________     ______
    Total Current Liabilities                              $562,527     89,886
                                                           ________     ______
Stockholders Equity
  Common Stock, par value $.001
   50,000,000 shares authorized:
   11,700,000 shares issued and outstanding                  11,700     11,700
  Accumulated deficit                                      (142,391)   (96,099)
                                                           _________   ________
                                                           (130,691)   (84,399)
                                                           _________   ________
  Total Liabilities and Stockholders Equity                $431,836    $ 5,487
                                                           =========   ========

See accountants compilation report and notes to the financial statements.

9                                                                     FS Page 2

GREEN MACHINE DEVELOPMENT CORP.
AND WHOLLY-OWNED SUBSIDIARIES
(FORMERLY VIVA GOLF MANUFACTURING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
YEARS ENDED MARCH 31, 2000 AND 1999

                                                             2000       1999
Revenues

  Fee Income                                             $   -0-     $   -0-

  Other Income                                              3,174        -0-
                                                         ________    ________

Operating Expenses                                         49,466       9,644
                                                         ________    ________

Net Income (Loss)                                         (46,292)     (9,666)

Accumulated deficit - beginning                           (96,099)    (86,455)
                                                         _________    _______
Accumulated deficit - ending                            $(142,391)   $(96,099)
                                                        ==========   =========
Earnings per share                                        $(.004)       $ nil
                                                        ==========   =========

See accountants compilation report and notes to the financial statements.

10                                                                     Page 3

GREEN MACHINE DEVELOPMENT CORP.
AND ITS WHOLLY-OWNED SUBSIDIARIES
(FORMERLY VIVA GOLF MANUFACTURING, INC.)
(A DEVELOPMENT STATE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED MARCH 31, 2000 AND 1999

                                                             2000        1999
Cash flows from operations:
  Net loss                                                $(46,292)   $(9,644)
  Adjustments to reconcile net loss to net cash provided by
    Operating activities:
  Depreciation and amortization                              2,591      2,365


Changes in operating assets and liabilities

  Decreases in Inventory                                       -0-      4,062
(Increase) in accured expenses                              25,285        -0-
                                                          ________     ______
Net cash used for operations                               (18,416)    (3,217)

Cash flows from investing activities:
  Investment in real estate                               (400,583)       -0-
  Deposits on real estate                                  (15,000)       -0-
                                                          _________    ______
                                                           415,583        -0-
                                                          _________    ______

Cash flows from financing activities:
  Proceeds from note payable                               422,356      3,217
  Proceeds from mortgage payable                            25,000        -0-
                                                           _______      _____

Net increase in cash                                        13,357        -0-

Cash - beginning                                               -0-        -0-
                                                           _______      _____

Cash - ending                                              $13,357      $ -0-
                                                           =======      =====

See accountants report and notes to the financial statements

11                                                                  SF Page 4

GREEN MACHINE DEVELOPMENT CORP.
AND ITS WHOLLY-OWNED SUBSIDIARIES
(FORMERLY VIVA GOLF MANUFACTURING, INC.)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEAR ENDED MARCH 31, 2000 AND 1999

                                                      Additional
                                      Common Stock      Paid-In-   Accumulated
                             Shares      Amount         Capital       Deficit

Balance, August 12, 1996    1,700,000    $ 1,700        $ -0-       $   -0-

Issuance of Common
  Stock in Acquisition     15,000,000     15,000          -0-           -0-

Retirement of Common
  Stock                    (5,000,000)    (5,000)         -0-           -0-

Net Loss                                     -0-          -0-        (70,240)
                           __________     _______       _____       _________

Balance, March 31, 1997    11,700,000     11,700          -0-        (70,240)

Net Loss                                                             (16,215)
                           __________     _______       _____       _________

Balance - March 31, 1998   11,700,000     11,700        $ -0-        (86,455)

Net Loss                                                              (9,666)
                           __________     _______       _____        ________

Balance - March 31, 1999   11,700,000     11,700        $ -0-       $(96,099)

Net Loss                                                             (46,292)
                           __________     ______        _____       _________

Balance - March 31, 2000   11,700,000    $11,700        $ -0-      $(142,391)
                           ==========    =======        =====      ==========

See Accountant's Report and Notes to the Financial Statements

12                                                                  FS Page 5

GREEN MACHINE DEVELOPMENT CORP.
AND ITS WHOLLY-OWNED SUBSIDIARIES
(FORMERLY VIVA GOLF MANUFACTURING, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT
YEARS ENDED MARCH 31, 2000 AND 1999


NOTE 1   SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND OPERATIONS

         The Company was organized under the laws of the State of Florida on May 3, 1989. The Company acts as a financial and management consultant and develops real estate projects. It is in the development state and is actively seeking to raise capital to fund its activities. On June 17, 1999, the Company filed an Amendment to the Articles of Incorpora-tion to change its name to Green Machine Development Corp.


         BASIS OF ACCOUNTING

         The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

13                                                                FS Page 6

         CONSOLIDATION OF SUBSIDIARIES

         The Company eliminates all intercompany transactions in its consolida-tion of its wholly-owned subsidiaries Green Machine Management Corp. and Mercard Credit Services Corp.

         INVESTMENT IN REAL ESTATE

         The Company's investment in real estate is stated at cost and related costs have been capitalized.

         FIXED ASSETS

         Fixed assets are stated at cost and are depreciated over thier estimated useful lives (5 to 10 years), using the straight-line method of depreciation. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

         INCOME TAXES

         In February 1992, the Financial Accounting Standards Board Issued Statement on Financial Accounting Standards No. 109. "Accounting for Income Taxes." Under SFAS No. 109. deferred assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis.

         In accordance with FASB 109 due to the uncertainty of future operating profits the Company has taken an 100% valuation allowance against the tax benefits resulting from the approximate $130,000 of net operating losses.

NOTE 2   PROPERTY, PLANT AND EQUIPMENT

         Fixed assets are comprised of:

           Computer equipment                        $ 1,825
           Less: accumulated equipment                (1,093)
                                                     ________
             Net fixed assets                        $   732
                                                     ========

14                                                                  FS Page 7

NOTE 3   MORTGAGE PAYABLE

         On January 15, 1999, the Company acquired a parcel of land whereby the seller gave back a $40,000 fixed rate balloon mortgage. The mortgage is interest free until July 15, 1999, and will accrue interest at 6.5% per annum. The entire principal balance together with accrued interest would have been due on October 15, 1999. The note's maturity date was subsequently extended to October 15, 2000 and the principal amount was reduced by $15,000 to a balance of $25,000, as of March
         31, 2000.

NOTE 4   LOAN PAYABLE - RELATED PARTY

         The Company has received funding primarily for its real estate investing from a related party. The loan plus accrued interest at 6% per annum is due on or before June 16, 2000. The note is unsecured.

         A related party has received various reimbursements of personal expenditures in exchange for providing office facilities and administrative services.

NOTE 5   CAPITAL TRANSACTIONS

         On April 17, 1990, the Company received a letter of effectiveness from the Securities and Exchange Commission for its registration pursuant to a Section 8(a) filing. The underwriting of its public common stock was unsuccessful, but 170,000,000 shares of its common stock were issued to the organizing group.

         On April 16, 1996, the Company recapitalized by reducing its authorized stock from 500,000,000 shares; .00001 par value to 50,000,000 shares; .001 par value. Pursuant to corporate resolution dated April 16, 1996, the Company then approved a reverse split of its outstanding stock
         100 to 1. Effectively, the 170,000,000 shares outstanding were reduced to 1,700,000 shares.

         On August 12, 1996, the Company issued 15,000,000 shares to acquire 100% of the outstanding common shares of Viva International Products, Inc. via a stock for stock exchange. On December 10, 1996 the Principal agreed to a 5 million share reduction in order to induce investment financing.

15                                                                  FS Page 8

         On September 5, 1996, the Company changed its name to Viva Golf Manufacturing, Inc.

         On October 29, 1998, a subsidiary of the Company received $155,000 pursuant to private placement under Regulation D of the Securities Act of 1933. On May 31, 1999 the Board of Directors rescinded the transaction and the $155,000 received was combined with other funds received from a related party and reclassified as an additional shareholder loan.

         On May 20, 1999, an investor remitted $25,000 as a stock subscription under the Company's private placement. All parties have agreed to postpone issuance of stock and treat the advance as a temporary non-interest loan, which may be refunded or exchanged for 12,500 shares of free trading common stock. The obligation has been satisfied by a related party.

         On June 17, 1999, Viva Golf Manufactureing, Inc. accepted as a captial contribution all the issued and outstanding stock of Green Machine Management Corp., (a Florida Corporation). The company Green Machine Management Crop., will be a wholy-owned subsidiary. On the same date the Company filed an Amendment to the Articles of Incorporation for a name change to Green Machine Development Corp.


NOTE 6   STOCK OPTION PLAN

         On July 20, 1999, the Company approved a stock option plan for its two Corporate Directors. The plan calls for the exercise of up to 100,000 shares in the year 1999 and 100,000 shares in the year 2000 for each of its two Directors for a total of 400,000 shares. The stock option exercise is fixed at $1.00 per common share with a minimum of 25,000 shares per transaction. No additional options have been granted and none have been excercised as of March 31, 2000.

NOTE 7   SUBSEQUENT EVENTS

         On April 5, 2000, Green Machine Management Corp. (A wholly-owned subsidiary) conveyed by quickclaim deed two parcels of land, one to the Parent Company, GMDC and the other to Mercard Credit Services, Corp. The Company has agreed in principle, to satisfy the related party loans on these parcels by transfering all the issued and outstanding stock of Mercard Credit Services, Inc., to the related party. Additionally, the subsidiary Green Machine Management Corp., will be spun off as a stock dividend to the shareholders on a 10:1 basis.

16                                                                  FS Page 9

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Company are as follows:

NAME                    AGE     POSITION                       YEAR ELECTED

June-Ann Fox            52      Director, President               1999
James T. Martin         50      Director, Secretary-Treasurer     1999
John J. Brehm           51      Director, Vic-President           1997

June-Ann Fox, President/Director, is a licensed Florida Real Estate Broker specializing in waterfront and beach area properties. Ms. Fox has been associated with RE/MAX in Delray Beach and Boca Raton, Florida, for over 5 years. She was elected to serve as a Director to the South Palm Beach County Realtor Association in 1998 after having served as Chairperson for the Association's Grievance and Ethics Committee for 2 years. Ms. Fox continues to be active in the Palm Beach Realtor Association and currently serves as chair-person of the countywide Professional Standards Committee. During her real estate career, Ms. Fox has earned her Graduate Real Estate Institute Award, Certified Residential Specialist and has been named, Realtor Associate of thekk Year, along with several production awards.

Prior to entering the Real Estate profession, Ms. Fox operated a private con-sulting firm in Ohio where she worked with small to mediu;m cities carrying out their personnel, governmental and labor relations responsibilities.

James T. Martin, Secretary - Treasurer/ Director, graduated from Florida Atlantic University in 1973 and continued to earn his M. Ed. Degree in 1975.
Mr. Martin has also received diplomas from numerous contracting and construction institutions and became a licensed real estate agent in 1985. Since 1976, Mr. Martin has been a State of Florida Registered Electrical Contractor and has a Block Masters License Unlimited. He has also been a State of Florida Certified General Contractor since 1981 and a State of Florida Certified Mechanical Contractor since 1985. In 1992, Mr. Martin became President of A.D.A. Assistance Corporation, which focuses on major hurricane repair and demolition work. A.D.A. has successfully bid for government contracts for rehabilitiation of multi family projects. The Company also specializes in environmental rehabilitation and demolition or removal of asbestos and other hazardous materials.

John J. Brehm, Vice President/Director, began his career with Levitz Furniture Corporation in 1967 as a trainee while attending the University of Texas, Arlington. In 1972, Mr. Brehm was appointed Vice President of Merchandising, a position he held for nearly twenty years. His responsibilities inclused the purchasing, merchandising, advertising and sales of all furniture products. During this period, Levitz sales grew from $320 million annually to over $900 million. In 1992, Mr. Brehm became Vice President of Marketing.

In 1966, Mr. Brehm formed Value Import Products, Inc., a marketing and sales organization supplying furntire products to the domiestic retail trade. He also established International Network, Inc., supplying component parts to the $20 billion per year United States furniture manufacturing industry.

ITEM 10  EXECUTIVE COMPENSATION

                           ANNUAL COMPENSATION

NAME AND POSITION              FISCAL   SALARY    BONUS      OTHER
                               YEAR                          COMP.
____________________________________________________________________________
June-Ann Fox, President        2000     $ -         -        $3,000
James T. Martin, Secretary-
    Treasurer                  2000     $ -         -        $2,000
John J. Brehm, Vice-President  2000     $ -         -           -

                         COMMON STOCK OPTIONS

                               YEAR   # OF SHARES  PRICE/SHARE  EXERCISED
____________________________________________________________________________
June-Ann Fox, President        2000     100,000      $1.00       None
James T. Martin, Secretary-
    Treasurer                  2000     100,000      $1.00       None
John J. Brehm, Vice-President  2000                              None

There is no current cash conpensation plan for Directors / Officers in 1999.
The Company authorized a two year stock purchase option as compensation to it's Directors and plans again to provide stock options as part of a new compensation package when funds are available.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT

The Company is not aware of any instances where an Officer / Director is the beneficial owner of additonal securities other than those listed on the Shareholder's List.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Green Machine Management, Ltd., a Bahamian I.B.C., a shareholder, and it's Administrator, George B. Liddy, provide financial consulting services to the Company. The Bahamian Company has also provided substantial loans to the Company and holds several unsecured notes. Mr. Liddy is the father of Geoffrey
D. Liddy, the majority shareholder of the Company.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K (ITEM 601 OR REGULATION S-B)

The Company did file a Form 8K on May 26, 2000 regarding the Contribution to Capital by Green Machine Management, Corp. on June 17, 1999. However, this activity was reported at length in the June 30, 1999 10QSB along with the Pro Forma Financial Statement.

INDEX

EXHIBIT 1 AMENDED AND RESTATED ARTICLES OF INCORPORATION OF VIVA GOLF MANUFACTURING, INC.

EXHIBIT 2 CORPORATE RESOLUTION FOR CONTRIBUTION TO CAPITAL BY GREEN MACHINE MANAGEMENT, CORP. TO THE COMPANY

EXHIBIT 3 AMENDED ARTICILES OF INCORPORATION FOR NAME CHANGE, REGISTERED AGENT AND DIRECTORS

EXHIBIT 4   STOCK OPTION AGREEMENT FOR DIRECTORS

EXHIBIT 1 AMENDED AND RESTATED ARTICLES OF INCORPORATION OF VIVA GOLF MANUFACTURING, INC.

Pursuant to the provisions of the Florida Business Corporation Act, the undersigned corporation adopts the following amendment to the Corporation's Articles of Incorporation, which amendment was adopted by the shareholders of the Corporation on January 9, 1997 by the holders of the outstanding common stock, the only voting group entitled to vote thereon, by written consent pursuant to Section 607.0704 of the Florida Business Corporation Act. The number of shares adopting the amendment was sufficient for approval by the group.

     1.  The name of the Corporation is VIVA GOLF MANUFACTURING, INC.

     2. The Articles of Incorporation of the corporation is hereby amended to read in their entirety as follows:

                               ARTICLE I

                                 Name

        The name of this Corporation is VIVA GOLF MANUFACTURING, INC.

                               ARTICLE II

                                Purpose

        The purpose or purposes of the Corporation shall be to engage in any lawful act or activity for which corporations may be organized under the Florida Business Corporation Act.


                               ARTICLE III

                              Capital Stock

     The total amount of capital stock which this Corporation has the authority to issue is as follows:

     50,000,000 shares of Common Stock, $.001 par value per share; and 5,000,000 shares of Preferred Stock, $1.00 par value per share.

     With respect to the Corporation's Preferred Stock, the Board of Directors is authorized, subject to limitations prescribed by law, to provide for the issuance of the shares of such Preferred Stock in series, and to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences and relative, participating, optional or other special rights of the shares of each series and the qualificaions, limitations or restriction thereof.

                               ARTICLE VI

                   Indemnification of Directors, Officers
                    and Other Authorized Representatives

     Section 1. The Corporation shall indemnify and advance expenses to its currently acting and its former directors, officers, employees and agents against liabilities, damages, settlements and expenses (including attorneys' fees) incurred in connection with the Corporation's affairs to the fullest extent that indemnification and advancement of expenses is permitted by the Florida Business Corporation Act. The Board of Directors may by By-law, resolution, agreement, insurance or otherwise make additional provisions for indemnification and advancement or expenses of directors, officers, employees and agents to the fullest extent permitted by the Florida Business Corporation Act.

     Section 2. No future amendment to the Articles of Incorporation of the Corporation shall affect any right of any person under this Article based on any event, omission or proceeding prior to such amendment.

                               ARTICLE V

                              Severablity

     In the event any provision (including any proavision within a single article, section, paragraph or sentence) of these Articles should be determined by a court of competent jurisdiction to be invalid, prohibited or unenforceable for any reason, the remaining provisions and parts hereof shall not be in any way impaired and shall reamin in full force and effect and enforceable to the fullest extent permitted by law.

VIVA GOLF MANUFACTURING, INC.


/S/
Charles J. Malone, President

January 13, 1997

EXHIBIT 2 CORPORATE RESOLUTION FOR CONTRIBUTION TO CAPITAL BY GREEN MACHINE MANAGEMENT, CORP., TO THE COMPANY

I, Geoffrey D. Liddy, the undersigned sole shareholder of Green Machine Management Corp. (GMMC), a Florida Corporation, hereby contribute 1,000,000 common shares, all the issued and outstanding stock of GMMC, to Viva Golf Manufacturing, Inc. (VGMI) of which I am the majority shareholder.

Certificate number 1 issued June 24, 1994 is executed and hereby contributed and conveyed as a part of this agreement. GMMC and its real estate assets will become a wholly owned subsidiary of VGMI and will complete its audited financial statements for the fiscal yuear ending 05/31/1999.

IN WITNESS WHEREOF, the undersigned to contribute to VGMI capital, as of June 17, 1999.

Green Machine Management, Corp.

/S/
Geoffry D. Liddy

The above shares are hereby accepted by VGMI;

/S/
June-Ann Fox, Secretary, VGMI

EXHIBIT 3 AMENDED ARTICILES OF INCORPORATION FOR NAME CHANGE, REGISTERED AGENT AND DIRECTORS.

At a special meeting of the Shareholders held on June 17, 1999, at which meeting all of the issued and outstanding shares were represented, a resolution was passed unanimously for an amendment to change the Registered Office/Agent and the Articles of Incorporation of Viva Golf Manufacturing, Inc. The company was incorporated May 3, 1986, with document number K86470 by the Florida
Secretary of State, and hereby amends the articles as follows:

ARTICLE I - NAME
The name of this corporation is hereby changed to GREEN MACHINE DEVELOPMENT, CORP.

ARTICLE V - REGISTERED AGENT AND OFFICE
The name of the registered agent is June-Ann Fox and the street address of the registered office of this corporation is 200 MacFarlane Drive, Suite 405, Delray Beach, FL 33483

I, June-Ann Fox, signing these Amendments, accept the duties and responsibilities as registered agent for said corporation.

ARTICLE VI - BOARD OF DIRECTORS
This corporation has three directors. The number of directors may be increased or decreased by the bylaws adopted by the stockholders but shall never be less than one. The names of the current directors are June-Ann Fox, James T. Martin and John J. Brehm.

IN WITNESS HEREOF, the undersigned President/Director has executed these amendments of Incorporation this 17th day of June, 1999.

/S/
June-Ann Fox, President/Director

EXHIBIT 4   STOCK OPTION AGREEMENT FOR DIRECTORS

Green Machine Development Corp. (GMDC) a Florida Corporation, of 200 MacFarlene Drive, Suite 405, Delray Beach, Florida 33483, the Company; and two individual Directors June-Ann Fox (JAF) and James T. Martin (JTM), the Parties to this agreement.

On June 17, 1999, the Company authorized an annual "Stock Purchase Option" to JAF and JTM. The option amount is one hundred thousand shares of common stock (100,000 C.S.) each in the year 1999 and the 2000; a total amount of 400,000 shares.

     The Parties agree to the following terms and conditions:
          1. Notice to exercise all or any part of "option" stock will be made in writing to the Company, thirty days prior to the expected delivery.
          2. Payment of $1.00 per share for the exercised number of shares will be paid at the time of delivery of the stock certificate.
          3.  25,000 minimum number of shares per option transaction.

July 20, 1999
                                                 /S/
Green Machine Development, Corp                  June-Ann Fox, Individually

/S/                                              /S/
John J. Brehm                                    James T. Martin, Individually

/S/
James T. Martin, Corporation Secretary



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Green Machine Development, Corp.
(Registrant)

                                         /S/
May 22, 2000                             June-Ann Fox
                                         Chief Executive Officer

                                         /S/
May 22, 2000                             James T. Martin
                                         Chief Financial Officer
24