Form 10QSB
period 2000-06-30
GREEN MACHINE DEVELOPMENT CORP
filed 2000-09-01
CIK 1031829

U.S. SECURITES AND EXCHANGE COMMISSION
Washington, D.C.  20549

S.E.C. File #333-6388

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 15 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the First Quarter ended June 30, 2000


GREEN MACHINE DEVELOPMENT CORP.
(Name of small business issuer in its charter)

        FLORIDA                     65-0594832
(State of incorporation)       (i.R.S. Employer Identification Number)

   200 MacFarlane Dr., Ste 405, Delray Beach, FL           33483
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:   (561) 276-8226

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securties Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  (1) Yes X_  No__       (2) Yes X_  No__

There were 11,700,000 shares of common stock outstanding at 07/01/2000, no preferred shares issued.

Transitional Small Busines Disclosure Format  (Check one):  Yes__  No X_



INDEX

PART I - Financial Information

      Item 1.  Financial Statements

           Consolidated Balance Sheet as of June 30, 2000 and June 30, 1999 Consolidated Statements of Income and Retained Earnings for the three month periods ending June 30, 2000 and June 30, 1999
           Consolidated Statements of Cash Flows for the three month periods ending June 30, 2000 and June 30, 1999
           Notes to Consolidated Financial Statements

      Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II - Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders

      Item 5.  Other Information

      Item 6.  Exhibits and Reports

      Signature


PART I - Financial Information

      Item 1.  Financial Statements

GREEN MACHINE DEVELOPMENT CORP.
AND WHOLLY-OWNED SUBSIDIARY
(FORMERLY VIVA GOLF MANUFACTUREING, INC.)
(A DEVELOPMENT STATE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000 AND 1999

TABLE OF CONTENTS
                                                                     Page

Consolidated Balance Sheet                                              1

Consolidated Statements of Income and Retained Earnings                 2

Consolidated Statement of Cash Flows                                    3

Statement of Changes in Stockholders' Equity                            4

Notes to Financial Statements                                         5-9

GREEN MACHINE DEVELOPMENT CORP.
AND ITS WHOLLY-OWNED SUBSIDIARY
(A DEVELOPMENT STATE COMPANY)
CONSOLIDATED BALANCE SHEET
THREE MONTHS ENDED JUNE 30, 2000 AND 1999

ASSETS
                                                        2000            1999
Current Assets

  Cash in Bank and Cash Equivalents                   $ 68,572       $ 53,693
  Marketable Securities (Note 1)                         -0-            3,909
  Prepaid Expenses                                       -0-            2,496
                                                      ________       ________
                                                        68,572         60.098
Other Assets

  Investments in Real Estate (Note 1)                  243,455        391,066
  Deposits on real estate                               15,000         15,000
  Organization costs (net of amortization of ($5,836)
    (Note 1)                                             1,764          4,664
                                                      ________       ________
    Total other assets                                 260.209        410,230
                                                      ________       ________
Property, plant and equipment ( net ) (Note 1 and 2)       640            723
                                                      ________       ________
        Total assets                                  $329,421       $471,060
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
  Mortgage payable (Note 3)                           $  25,000     $  40,000
  Note Payable (Note 4)                                  71,208       492,132
  Loan Payable (Note  )                                   -0-          25,000
  Accured expenses                                        2,000        14,134
                                                      _________     _________
    Total current liabilities                            98,208       571,266
                                                      _________     _________
Stockholders Equity
  Common Stock, par value $.001
   50,000,000 shares authorized;
   11,700,000 shares issued and outstanding              11,700         1,000
   Additional paid in capital                           403,997          -0-
  Accumulated deficity during development stage        (173,784)     (101,206)
                                                      __________     _________
                                                        241,913      (100,206)
                                                      __________     _________

  Total Liabilities and Stockholders Equity            $340,121      $471,060
                                                      =========      ========
See notes to the financial statements
Page 1

GREEN MACHINE DEVELOPMENT CORP.
AND ITS WHOLLY-OWNED SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                         2000          1999
Revenues

  Fee Income                                          $  -0-        $  -0-

  Other Income                                           -0-             176
                                                      ________      ________
                                                         -0-             176
                                                      ________      ________


Operating Expenses                                     (11,778)        5,294
                                                      ________      ________

Net Income (Loss)                                      (11,778)       (5,107)

Accumulated deficit - beginning                       (162,006)      (96,099)
                                                      _________      ________
Accumulated deficit - ending                          $(173,784)   $(101,206)
                                                      ==========   ==========


See notes to the financial statements.
Page 2

GREEN MACHINE DEVELOPMENT CORP.
AND ITS WHOLLY-OWNED SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                        2000          1999
Cash flows fromoperation:
  Net loss                                            $(65,907)    $ (5,107)
  Adjustments to reconcile net loss to cash
    provided by Operating activities:
  Depreciation and amortization                          2,591          559


Changes in operating assets and liabilities

  Decrease in Investments                                 -0-       391,066
  (Increase) in accrued expenses                        44,900       14,134
                                                      ________     ________

Net cash used for operations                           (18,416)      (9,858)

Cash flows from investing activities:
  Investment in real estate                           (400,583)    (391,066)
  Deposits on real estate                              (15,000)       -0-
                                                      _________    _________
                                                      (415,583)       -0-
                                                      _________    _________

Cash flows from financing activities:
  Proceeds from note payable                           422,356      404,077
  Proceeds from loan payble                             25,000       25,000
                                                       _______      _______
                                                       447,356      429,077
                                                       _______      _______

Net increase in cash                                    13,357       55,153

Cash - beginning                                          -0-         5,560
                                                       _______       ______

Cash - ending                                          $13,357      $60,713
                                                       =======      =======

See notes to the financial statements
Page 3

GREEN MACHINE DEVELOPMENT CORP.
AND ITS WHOLLY-OWNED SUBSIDIARY
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
JUNE 30, 2000


                                                     Additional
                                       Common Stock    Paid-In-   Accumulated
                               Shares     Amount       Capital       Deficit
                             _________  __________   __________   ___________

Balance, August 12, 1996     1,700,000    $ 1,700      $ -0-       $   -0-

Issuance of Common
 Stock in Acquisition       15,000,000     15,000        -0-           -0-

Retirement of Common        (5,000,000)    (5,000)       -0-           -0-

Net Loss                                     -0-         -0-        (70,240)
                            ___________   ________    _________     ________

Balance, March 31, 1997     11,700,000     11,700        -0-        (70,240)

Net Loss                                                            (16,215)
                            __________     ______     _________     ________

Balance, March 31, 1998     11,700,000     11,700        -0-        (86,455)

Net Loss                                                             (9,666)
                            __________     ______     _________     _________

Balance - March 31, 1999    11,700,000     11,700        -0-        (96,099)

Net Loss                                                            (65,907)
                            __________     ______     _________     _________

Balance - March 31, 2000    11,700,000     11,700        -0-       (162,006)

Capitalization of loan payable     -0-        -0-      403,997          -0-

Net Loss                           -0-        -0-         -0-       (11,778)
                            __________     ______     _________    _________

Balance - June 30, 2000     11,700,000    $11,700     $403,997    $(173,784)
                            ==========    =======     =========    =========

See notes to the financial statements
Page 4

GREEN MACHINE DEVELOPMENT CORP.
AND ITS WHOLLY-OWNED SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT

NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on May 3, 1989. The company acts as a managemtn and business consultant and develops real estate projects. The Company is in its development state and is actively seeking to raise capital to fund its activities. On June 17, 1999, the company filed an Amendment to the Articles of Incorporation to changes its name to Green Machine Development Corp.


Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabillities, the disclosure of contingent assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Consolidation of Subsidiaries

The Company eliminates all intercompany transactions in it consolidation of its wholly-owned subsidiaries Green Machine Management Crop. and Mercard Credit Services Corp.


Investment in Real Estate

The Company's investment in real estate is stated at cost and related costs have been capitalized.


Fixed Assets

Fixed assets are stated at cost and are depreciated over their estimated useful lives (5 to 10 years), using the straight-line method of depreciation. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for amintenance and repairs are charged to expense as incurred.

GREEN MACHINE DEVELOPMENT CORP.
AND ITS WHOLLY-OWNED SUBSIDIARY
(A DEVELOPMENT STATE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1  SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 109. "Accounting for Income Tax." Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis.

In accordance with FASB 109 due to the uncertainty of future operating profets the Company has taken a 100% valuation allowance against the tax benefits resulting from the approximate $140,000 of net operating losses.


NOTE 2  PROPERTY, PLANT AND EQUIPMENT

Fixed assets are comprised of:

                                               2000            1999

  Computer equipment                         $ 1,825         $ 1825
  Less: accumulated equipment                  1,185         (1,093)
                                             _______         ______
    Net fixed assets                         $   640         $  732
                                             =======         ======


NOTE 3  MORTGAGE PAYABLE

On January 15, 1999, the Company acquired a parcel of land whereby the seller gave back a $40,000 fixed reate balloon mortgage. The mortgage is interest free until July 15, 1999, and will accrue interest at 6.5% per annum. The entire principle balance together with accrued interest would have been due and payable in full on October 15, 1999. The note's maturity date was subsequently extended to October 15, 2000. The note has been reduced by $15,000 as of March 31, 2000.

GREEN MACHINE DEVELOPMENT CORP.
AND ITS WHOLLY-OWNED SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4  LOAN PAYABLE - RELATED PARTY

The Company has received funding primarily for its real estate investing from a related party. The loan plus accrued interest at 8% per annum is due on or
before June 16, 2000.  The note is unsecured.   The related party subcribed
to 1,000,000 shares of the Company's common stock for the amount of loans plus accred interest, a total of $567,142, in June 2000. Those 1 million shares were then exchanged back with the Company for all of the issued and outstanding shares of the former subsidiary Mercard Credit Services, Inc.

A related party has received various reimbursements of personal expenditures in exchange for providing office facilities and administrative services.


NOTE 5  CAPITAL TRANSACTIONS

On April 17, 1990, the Company received a letter of effectiveness from the Securities and Exchange Commission for its registration prusuant to a SB-1 filling. The underwriting of its public common stock was unseccessful, but 170,000,000 shares of its common stock were issued to the organizing group.

On April 16, 1996, the Company recepitalized by reducing its authorized stock from 500,000,000 shares; .00001 par value to 50,000,000 shares; .001 par value. Pursuant to corporate resolution dated April16, 1996, the Company approved a reverse split of its common stock 100 to 1. Effectively, the 170,000,000 shares outstanding was reduced to 1,700,000 shares.

On august 12, 1996, the Company issued 15,000,000 shares to acquire 100% of the outstanding common shares of Viva International Products, Inc. via a stock for stock exchanges.

On September 5, 1996, the Company changed its name to Viva Golf Manufacturing, Inc.

On December 10, 1996, the Board of Directors approved a resolution whereby five million shares held by a principle shareholder was retired in order to induce investment financing.

On October 29, 1998, the Company received $155,000 pursuant to private placement under Regulation D Securties Act of 1933. On Many 31, 1999, the Board of Directors rescided the transaction and the $155,000 received was combined with other funds received from a related party and reclassified as an additional shareholder loan.

GREEN MACHINE DEVELOPMENT CORP.
AND ITS WHOLLY-OWNED SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

NOTE 5  CAPITAL TRANSACTIONS - continued

On May 20, 1999, an investor remitted $25,000 as a stock subscription under the Company's private placement. All parties have agreed to postpone issuance of stock and treat the advance as a temporary non-interest loan, which may be refunded or exchanged for 12,500 shares of free trading common stock. The obligation has been satisfied by a related party.

On June 17, 1999, Viva Golf Manufactureing, Inc. accepted as a capital contribution all the issued and outstanding stock of Green Machine Management a wholly-owned subsidiary. On the same date the Company filed an Amendment to the Articles of Incorporation for a name change to Green Machine Development Corp.

NOTE 6  STOCK OPTION PLAN

On June 17, 1999, the Company approved a stock option plan for its two Corporate Directors. The plan calls for the exercise of up to 100,000 shares in the 1999, and 100,000 shares in the year 2000 for each of its two Directors for a total of 400,000 shares. The stock iption exercise is fixed at $1.00 per common share with a minimum of 25,000 shares per transaction. No additional options have been granted or excercised as of March 31, 2000.

On April 5, 2000, Green Machine Management Corp. (A wholly-owned subsidiary) conveyed by quitclaim deed two parcels of land, one to the Parent Company and the other to Mercard Credit Services Corp. The Company agreed to a stock subscription of 1 million shares of common stock on May 18, 2000 to satisfy the related party loans on these parcels and then exchanged all the issued and outstanding stock of Mercard Credit Services Corp., which occured on June 13, 2000, to the related party. Additionally, the subsidiary Green Machine Management Crop. will be spun off as a stock dividend to the shareholders, receiving one common share for each ten shares held in the Company as of June 30, 2000.

PART 1  FINANCIAL INFORMATION

        Item 2:  Management's Discussion and Analysis

The Company had no income or revenue in the first quarter FYE 2000, and did have $176 of income in the first quarter of 1999. The operating expenses for the 200 period were $11,778 and less than half of that amount for the same period in the previous year, due to planning, engineering and marketing activities.
The Company had cash of $68,592 on deposit at the end of the first quarter of 2000, more than $15,000 over the $53,693 on deposit in the corresponding period 1999. The Company significantly reduced its liabilities; including notes (shareholder loans) mortgages and loan payable by more than $465,000 through a million share stock subscription for $567,142 which was later exchanged for all the outstanding shares of the subsidary Mercard Credit Services, Inc. This transaction also reduced the investment in real estate by almost $150,000; due to booked costs associated with the purchase of a large parcel. The parcel was subdivided into two building lots. One of which was deeded to MCSI and the other was deeded to the Company, subsequently the related party gave a new loan to the Company in the amount of $71,208 pending expected financing.

Plan of Operation

The Company owns two parcels of real estate and has a contract to purchase another property across the street from Parcel "A".
a.  A building lot #25 south side of Hudson Ave., on the Intracoastal Waterway
    (ICW)  in Ocean Ridge, Palm Beach County, Florida.
b. Two triplex lots which will be developed as a (7) seven unit townhouse condominiu;m in Delray Beach, Florida.
c. Parcel on the north side of Hudson Avenue on the ICW, Ocean Ridge, Florida, across the street from Parcel "A" under contract for $605,000. Presently in dispute due to untimely disclosures and lack of maintenance by seller.

Parcel "A"
The Company owned a large lot which was divided into two building lots. In order to maintain the lot division a deed was filed conveying (1) one lot to this Company and a deed was also recorded conveying the second lot to Mercard Credit Services, Inc. (MCSI), formerly a wholly-owned subsidiary of this Company. In June of 2000, MCSI became independent through the exchange of all of it's out-standing stock for 1,000,000 shares of the Company's stock which was suscribed to for $567,142, booked as shareholder's loans and accrued interest.

The Company has become more creditworthy since it now owns a lot on the ICW without encumbrance or substantial shareholder debt. Management expects to obtain bank financing for construction of a new luxury residence and the development of the additional lots under contract.

The site work, fill and clearing, has been completed and a "Rip Rap" seawall has been constructed along the ICW. The Department of Enviromental Protection made a final inspection and approved an agreed administrative order for several minor violations of the permit. This agreement resulted in the payment by the Company of a settlement of $1250. Preliminary plans for the new dwelling was reviewed and approved by the Town of Ocean Ridge and construction drawings are being completed. The marketing of the luxury home has begun and magazine advertisement will continue. The home is listed as new construction in the Palm Beach Multiple Listing Service for $1.4 million. Construction of the luxury home will begin upon the execution of a pending sales contract for $1.3 million. the "Rip Rap" wall permit also included the approval of approximately 200 feet of "Fishing Docks"' 30 feet into the ICW from the new water line. This area may be developed into a protected dock area for the luxury homes.

Parcel "B"
The Company owns (2) triplex lots which will be developed as 2 story townhouses. Preliminary review for the seven (7) unit condominium has been approved by the building inspector. The Company holds title to the property, subject to a $25,000 mortgage. The Company plans to sell or point venture this project.

Parcel "C"
The Company has a contract to Purchase #26 Hudson Avenue, Ocean Ridge, Florida which we expected to close in July. The Company may complete a tax free third party exchange, through the sale of the new home, to finance the acquisition of the property and defer income taxes. However, a dispute arose in May when the seller made Disclosures that were a year late and materially affect the property's value. Additionally, the seller failed to maintain the premises. The Company is seeking to resolve the issues amicably in order to avoid costly and time consuming litigation.

The Company will provide a plan for a preliminary review to vacate the Hudson Avenue section (60' R.O.W.) between parcels "A" and "C" for consideration by the municipality. If the R.O.W. abanconment is ultimately completed the Company plans to build a marine basin to provide dockage for the development.

PART II - OTHER INFORMATION

        Item 4:  Submission of Matters to Vote of Secruity Holders

Pursuant to the Company's December 21, 1999, resolution to restructure the Company and eliminate debt, the Board of Directors conducted several special meetings which were also attended by a shareholder majority:

On May 10, 2000, the Board passed a resolution authorizing the issuance of up to 1 million shares of preferred stock at a parvalue of $1.00 per share and with 10% annual dividend. These shares whould not have voting rights but could be converted into common stock, in one year, at the rate of (2) preferred for (1) common.

On May 18, 2000, the board authoried the issuance of 1 million common shares pursuant to a subscription by the holder of the shreholder's loans in the amount of $567,142, the total of the outstanding loans and accured interest.

On June 13, 2000, the board authorized the exchange of the 1 million shares of this Company's common stock which was subscribed for the #567,142 of debt in subsidiary Mercard Credit Services, Inc.

On June 24, 2000, the Board approved the spinoff of the remaining subsidiary, Green Machine Management, Corp., which holds title to the two triplex lots, subject to a $25,000 mortgage. The shareholders of record on June 30, 2000 will receive a dividend of (1) share in the subsidiary for each (10) shares held.

        Item 5:  Other Information

In early June 2000, Sierra Brokerage Services, Inc., a NASD Member-Dealer, filed a request for authority to quote and trade the Company's common stock on the OTC Bulletin Board. On June 29, 2000, NASD Regulation replied with a request for additional information on four items in order to complete the review. The Company provided the additional information to Sierra which in turn reviewed same and filed on July 14, 2000. The Company is currently awaiting the NASD Regulation's reply or approval for trading authority.

The Company will seek investment through the placement of convertable preferred stock which was recently authorized. The Company may earmark a class of preferred stock to back or collaterize a particular real estate acquisition. The Company plans to file an SEC Registration of a public offering or privately place common stock to finance current and future projects.

The Company has become creditworthy through the subscription of stock for share-holder debt and the later exchange of that stock for the subsidiary Mercard Credit Services, Inc.

The Company retains title to (1) luxury lot without $567,142 debt and has a purchase contract for (3) additonal lots, two on the ICW. This contract for additional property is currently in dispute, however, management expects to resolve the issues before September 30, 2000, the end of the 2nd quarter.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Machine Development, Corp.
(Registrant)

July 26, 2000                   /S/June-Ann Fox
                                Chief Executive Officer

July 26, 2000                   /S/James T. Martin
                                Chief Financial Officer