Form 10QSB
period 2000-09-30
GREEN MACHINE DEVELOPMENT CORP
filed 2000-11-15
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT 1934

         For the Second Quarter ending September 30, 2000

                 GREEN MACHINE DEVELOPMENT CORP.
           (Name of small buiness issuer in its charter)

        FLORIDA                                   65-0594832
(State of incorporation)                       (I.R.S. Employer)
                                            Identification Number)

200 MacFarlane Dr., Suite 405, Delray Beach, FL          33483
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, inclusing area code:   (561) 276-8226

Check whether issuer (1) filed all reports required to be filed by Section
13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing Requirement for the past 90 days.
Yes [X]    No [ ]

There were 11,700,000 shares of common stock outstanding at October 1, 2000

Transitional Small Business Disclosure Format   (Check one):
Yes [ ]    No [X]

                                INDEX

PART I - Financial Information

Item 1.  Financial Statements........................................3

       Balance Sheet as of September 30, 2000........................3

       Statement of Operations for the three month
       periods ended September 30, 2000 and 1999.....................4

       Statement of Cash Flows for the six month
       periods ending September 30, 2000 and 1999....................5

       Notes to Financial Statements.................................6

Item 2.  Management's Discussion and Analysis of Plan of Operation...7

PART II - Other Information..........................................9

Item 5.  Subsequent Event - OTC Trading Authority....................9

Signatures..........................................................10

                     Green Machine Development Corp.
                             Balance Sheets

                                             (unaudited)        (audited)
         Assets
Current Assets:                          September 30, 2000   March 31, 2000
                                         __________________   ______________
 Cash and Cash Equivalents                       $474.08          $13,356.86
                                                 _______          __________
      Total Current Assets                        474.08           13,356.86

Fixed Assets, net                                 277.00              732.00

Other Assets:
 Investment in Real Estate                    160,475.92          400,582.71
 Deposit on Real Estate                        15,000.00           15,000.00
 Organization Cost , net                        1,664.00            2,164.00
                                                ________            ________
      Total Other Assets                      177,139.92          417,746.71
                                              __________          __________
      Total Assets                           $177,891.00         $431,835.57
                                             ===========         ===========


    Liabilities & Stockholders' Equity
Current Liabilities:
 Mortgage Payable                                  $0.00          $25,000.00
 Shareholder Loans                             19,276.97          512,241.10
 Accrued Expense                                    0.00           44,900.00
                                               _________          __________
      Total Current Liabilities                19,276.97          582,141.10


         Stockholders' Equity
Common Stock, $.001 par value,
 50,000,000 shares authorized
 11,700,000 shares issued & outstanding        11,700.00           11,700.00
Paid-in Capital                               332,855.00                0.00
                                              __________           _________
       Total Capital Stock                    334,555.00           11,700.00
Accumulated Deficit                          -185,940.97         -162,005.53
                                              __________          __________
       Total Stockholders' Equity             158,614.03         -150,305.53
                                              __________          __________
       Total Liabilities & Stockholders'
       Equity                                $177,891.00         $431,835.57
                                             ===========         ===========

The accompanying notes are an integral part of these financial statements

                     Green Machine Development Corp
                        Statement of Operations
                              (unaudited)

                       For the three months ended     For the six months ended
                             September 30,                   September 30
                                2000         1999          2000          1999

Revenue                        $0.00        $0.00         $0.00         $0.00

Cost of Revenue                 0.00         0.00          0.00          0.00
                                ____         ____          ____          ____
Gross Profit                    0.00         0.00          0.00          0.00
                                ____         ____          ____          ____

Operating Expenses:
 Amortization & Depreciation  463.00       591.00        955.00      1,183.00
 Construction Services      1,214.64     1,534.52      3,751.05      3,938.57
 General & Administrative   2,175.88     4,384.75      4,226.06      7,972.27
 Legal & Professional       1,000.00     4,000.00      6,000.00      7,935.00
 Selling & Marketing        7,303.33     2,650.00      9,003.33      5,048.00
                            ________     ________      ________      ________
  Total Operation Expenses 12,156.85    13,160.27     23,935.44     26,076.84
                           _________    _________     _________     _________
  Operating Loss          (12,156.85)  (13,160.27)   (23,935.44)   (26,076.84)


Other Income (Expenses):
 Investment Income              0.00       250.31          0.00      3,117.15
                                ____       ______          ____      ________
  Total Other Income (Expense)  0.00       250.31          0.00      3,117.15
                                ____       ______          ____      ________

  Net Loss               ($12,156.85) ($12,909.96)  ($23,935.44)  ($22,959.69)
                          __________   __________    __________     _________
Net Loss per Share           ($0.001)     ($0.001)      ($0.002)      ($0.002)
                              ======       ======        ======        ======
Common shares outstanding  11,700,000   11,700,000    11,700,000    11,700,000
                           ==========   ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements

                      Green Machine Development Corp
                         Statement of Cash Flows
                               (unaudited)

                                                   For the six months ended
                                                         September 30
                                                        2000             1999

Operating Activities:
Net Loss                                           ($23,935.44)   ($22,959.69)
Adjustments to reconcile net loss to net cash
provided by operating activities:
 Amortization & Depreciation                            955.00       1,183.00
 Changes in assets and liabilities:
   (increase)/ decrease in notes receivable               0.00      15,000.00
    increase/ (decrease) in accrued expenses        (44,900.00)     14,459.00
                                                     _________      _________
     Net cash provided by/(used in) operating
     activities                                     (67,880.44)      7,682.31
                                                     _________       ________

Investing Activities:
 Purchase of short term investments                       0.00      (5,000.00)
 Purchase of investment in real estate                    0.00     (58,912.83)
 Transfer of investment in real estate              240,106.79           0.00
                                                    __________      _________
     Net cash provided/(used) by investing
     activities                                     240,106.79     (63,912.83)
                                                    __________      _________
Financing Activities:
 Proceeds from (repayment of) mortgage              (25,000.00)     30,000.00
 Proceeds from (repayment of) shareholder loan     (492,964.13)     47,742.28
 Proceeds from shareholder paid in capital          332,855.00           0.00
                                                    __________      _________
     Net cash provided by/(used in) financing
     activities                                    (185,109.13)     77,742.28
                                                    __________      _________

     Net change in cash                             (12,882.78)     21,511.76
Cash at beginning of period                          13,356.86       4,722.54
                                                     _________      _________
Cash at end of period                                  $474.08     $26,234.30
                                                     =========      =========

The accompanying notes are an integral part of these financial statements

                       NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

BASIS OF REPRESENTATION

The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods represented.

Certain financial information which is normally inclused in financial state-ments prepared in accordance with geneally accepted accounting principals, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements and notes thereto as of September 30, 2000, contained in the Company's Annual Report on Form 10-KSB.


EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period.

Item 2.  Management's Discussion and Annalysis of Plan of Operation

The Company had $13,356 in cash and total assets of $431,835 on April 1, 2000, the beginning of fiscal year 2000. Cash has been reduced to $474 and total assets were $177,891 at the end of the six month period ending 09/30/2000.
The $253,944 difference in assets was a result of an exchange of stock with the Shareholder that was owed over $560,000. That shareholder in effect received all the outstanding stock in the subsidiary Mercard Credit Services, Inc., which had title to 1 lot or half the original parcel the Company owned. The Company holds title to the other half which is a separate building lot without debt. The Company received over $70,000 from a shareholder loan, most of which was paid back during the period. The company will arrange other shareholder loans and bank financing.

There were no revenues in the six month period ending 09/30/2000 nor were there revenues in the corresp9onding 1999 period. Total operating expenses was almost $24,000 in FY 2000, slightly lower than the previous year.

The Company will require sales deposits, construction/permanent financing and loans from shareholders to sustain operations and continue plans to develop real estate.

Plan of Operation

The Company owns one building lot on the Intracoastal Waterway (ICW) in Ocean Ridge, Palm Beach County, Florida. GMCD also has a contract to purchase another parcel which will be re-subdivided into 3 lots; two of which will be on the ICW. The contract had a closing date of July 2000, however, the Seller may have breeched the contract which is now in dispute. A recent meeting with the Seller indicated that they were willing to close if they were paid more money. The Company offered to close for less money than originally contracted due to the Sellers' failure to disclose material facts.

The Company plans to sell the owned lot to a Purchaser and contract to build a luxury home. The proceeds from the sale/exchange of the lot should be sufficient to close the purchase contract (in dispute) for the additional lots. Management is confident that loans can be arranged for any increased settlement or shortfall.

The Company declared a Sharehold dividend and spunoff the other subsidiary, Green Machine Management, Corp, effective on July 1, 2000. GMMC held title to real estate in Delray Beach, which was suitable for a 7 unit townhouse develop-ment. GMMC also assumed the $25,000 balance of the purchase money mortgage.

The Company continues to negotiate for the acquisition of other real estate for stock. Preliminary work on the 37 acre Orlando tract continues, however, the owner has indicated they will want a higher guarenteed price for the stock. A 17 acre parcel north of Orlando is still in discussion; the owner has finally cleaned up some title and lease option problems and can now convey incurable/ marketable title. The Company plans to complete that acquisition during the 3rd quarter. the Company is also reviewing other corporate acquisitions.

The company expected to start construction on a new luxury home that was under contract. The buyer obtained a tentitive mortgage commitment, however, after a serious stock market loss, they were unable to qualify for the $975,000 loan. The company is actively seeking a new Buyer, a Joint Venture or to sell the land outright.

The Company executed a "Letter of Intent" to lease an office and paid a deposit on same. The Landlord never preformed the prerequisites and occupancy did not occur. The Company wrote off the deposit as a loss. A new office location is being sought.
                                  8

PART II - Other Information

Item 5.  Subsequent Event - OTC Trading Authority

The Company has addressed several comment letters from NASD Regulation, regarding the application for Trading Authority on OTC Bulletin Board. Trading approval was granted on October 26, 2000 to Sierra Brokerage Services, Inc of Columbus, Ohio, the NASD Member-Dealer who filed the application on behalf of GMCD. The symbol GMCD was assigned.

After the "Quiet Period" of thirty days, the Company plans to retain Public Re-lation firms to provide investor information and news releases for the Company. The Company may retain Consultants to seek private placement of securities to domestic and foreign investors in order to raise capital for initial projects.

The Company will seek additional market-makers to create and maintain an active trading market.

Signatures

In accordance with the requirements of the Excange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                   Green Machine Development, Corp
                                   (Registrant)


                                   /s/June-Ann Fox
November 14, 2000                  June-Ann Fox
                                   Chief Executive Officer



                                   /s/James T. Martin
November 14, 2000                  James T. Martin
                                   Chief Financial Officer