Form 10QSB
period 2000-12-31
GREEN MACHINE DEVELOPMENT CORP
filed 2001-02-14
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT 1934

         For the Third Quarter ending December 31, 2000

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

There were 11,700,000 shares of common stock outstanding at December 31, 2000

Transitional Small Business Disclosure Format   (Check one):
Yes [ ]    No [X]

                                INDEX

PART I - Financial Information

Item 1.  Financial Statements........................................3

       Balance Sheet as of December 31, 2000.........................3

       Statement of Operations for the three month
       periods ended December 31, 2000 and 1999......................4

       Statement of Cash Flows for the nine month
       periods ending December 31, 2000 and 1999.....................5

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

                                             (unaudited)        (audited)
         Assets
Current Assets:                          December 31, 2000   March 31, 2000
                                         __________________   ______________
 Cash and Cash Equivalents                       $474.08          $13,356.86
                                                 _______          __________
      Total Current Assets                        474.08           13,356.86

Fixed Assets, net                                 186.00              732.00

Other Assets:
 Investment in Real Estate                    160,475.92          400,582.71
 Deposit on Real Estate                        15,000.00           15,000.00
 Organization Cost , net                        1,664.00            2,164.00
                                                ________            ________
      Total Other Assets                      176,639.92          417,746.71
                                              __________          __________
      Total Assets                           $177,300.00         $431,835.57
                                             ===========         ===========


    Liabilities & Stockholders' Equity
Current Liabilities:
 Mortgage Payable                                  $0.00          $25,000.00
 Shareholder Loans                             19,276.97          512,241.10
 Accrued Expense                                    0.00           44,900.00
                                               _________          __________
      Total Current Liabilities                19,276.97          582,141.10


         Stockholders' Equity
Common Stock, $.001 par value,
 50,000,000 shares authorized
 11,700,000 shares issued & outstanding        11,700.00           11,700.00
Paid-in Capital                               332,855.00                0.00
                                              __________           _________
       Total Capital Stock                    334,555.00           11,700.00
Accumulated Deficit                          -186,531.97         -162,005.53
                                              __________          __________
       Total Stockholders' Equity            -158,023.03         -150,305.53
                                              __________          __________
       Total Liabilities & Stockholders'
       Equity                                $177,300.00         $431,835.57
                                             ===========         ===========

The accompanying notes are an integral part of these financial statements

                     Green Machine Development Corp
                        Statement of Operations
                              (unaudited)

                       For the three months ended     For the nine months ended
                             December 31,                   December 31
                                2000         1999          2000          1999

Revenue                        $0.00        $0.00         $0.00         $0.00

Cost of Revenue                 0.00         0.00          0.00          0.00
                                ____         ____          ____          ____
Gross Profit                    0.00         0.00          0.00          0.00
                                ____         ____          ____          ____

Operating Expenses:
 Amortization & Depreciation  591.00       591.00      1,546.00      1,174.00
 Construction Services          0.00     1,580.00      3,751.05      5,518.57
 General & Administrative       0.00     2,272.10      4,226.06     10,244.37
 Legal & Professional           0.00         0.00      6,000.00      7,935.00
 Selling & Marketing            0.00     2,600.00      9,003.33      7,648.00
                            ________     ________      ________      ________
  Total Operation Expenses    591.00     7,043.10     24,526.44     33,119.94
                           _________    _________     _________     _________
  Operating Loss             (591.00)   (7,043.10)   (24,526.44)   (33,119.94)


Other Income (Expenses):
 Investment Income              0.00        54.15          0.00      3,171.30
                                ____       ______          ____      ________
  Total Other Income (Expense)  0.00        54.15          0.00      3,171.30
                                ____       ______          ____      ________

  Net Loss                  ($591.00)  ($6,986.95)  ($24,526.44)  ($29,946.64)
                          __________   __________    __________     _________
Net Loss per Share           ($0.001)     ($0.001)      ($0.003)      ($0.002)
                              ======       ======        ======        ======
Common shares outstanding  11,700,000   11,700,000    11,700,000    11,700,000
                           ==========   ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements

                      Green Machine Development Corp
                         Statement of Cash Flows
                               (unaudited)

                                                   For the nine months ended
                                                         December 31
                                                        2000             1999

Operating Activities:
Net Loss                                           ($24,526.44)   ($29,948.84)
Adjustments to reconcile net loss to net cash
provided by operating activities:
 Amortization & Depreciation                          1,546.00       1,774.00
 Changes in assets and liabilities:
   (increase)/ decrease in notes receivable               0.00      15,000.00
    increase/ (decrease) in accrued expenses        (44,900.00)     14,879.00
                                                     _________      _________
     Net cash provided by/(used in) operating
     activities                                     (67,880.44)      1,774.00
                                                     _________       ________

Investing Activities:
 Purchase of short term investments                       0.00      (5,000.00)
 Purchase of investment in real estate                    0.00     (60,287.83)
 Transfer of investment in real estate              240,106.79           0.00
                                                    __________      _________
     Net cash provided/(used) by investing
     activities                                     240,106.79     (65,287.83)
                                                    __________      _________
Financing Activities:
 Proceeds from (repayment of) mortgage              (25,000.00)     25,000.00
 Proceeds from (repayment of) shareholder loan     (492,964.13)     44,614.28
 Proceeds from shareholder paid in capital          332,855.00           0.00
                                                    __________      _________
     Net cash provided by/(used in) financing
     activities                                    (185,109.13)     69,614.28
                                                    __________      _________

     Net change in cash                             (12,882.78)      6,030.81
Cash at beginning of period                          13,356.86       4,722.54
                                                     _________      _________
Cash at end of period                                  $474.08     $10,753.35
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

Certain financial information which is normally inclused in financial state-ments prepared in accordance with geneally accepted accounting principals, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements and notes thereto as of December 31, 2000, contained in the Company's Annual Report on Form 10-KSB.


EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period.

Item 2.  Management's Discussion and Analysis of Plan of Operation

At the beginning of the third quarter the Company's cash had been reduced to $474.00 and total assets of $177,891.00 as a result of an exchange of a million shares of the Company's stock for all the outstanding million shares of the subsidiary, Mercard Credit Services, Inc. The shareholder that loaned the Company over $500,000 agreed to the million share subscription of the Company's stock for the amount of debt, costs and accumulated interest. The parties agreed to then exchange those shares for all the outstanding stock of Mercard Credit Services, Inc. which holds title to (1) one building lot of the two lots divided from the original parcel. The Company now holds title to the second lot without any major encumbrances.

Mercard entered into a purchase contract with John Brehm, a Director of this company, and his wife Susan for the construction of a new home on that parcel. A $975,000 mortgage was approved. However, the project was not started due to differences with the Town regard sideyards, setbacks, street frontage and a water line that transverses both lots without an Easement. The Company has consulted with two real estate litigation firms and intends to file a law suit in the event negotiations are not favorably concluded.

This Company agreed to contract with the former subsidiary, Mercard, to construct the new luxury home for the Brehm's. The mortgage terms would have provided a land payment of $550,000.00 at the closing. The Company intended to develop both lots with advances from Mercard mortgage proceeds.

The Company will attempt to resolve the issues with the Town amicably and has given written notice as to the serious nature of the delays. Damages of cost and profit loss continues to accrue as a result of the inability to utilize the lots for construction due to the unauthorized water main. Additionally, loss of deposits on the other parcel that was to be acquired is possible since that agreement will not close timely.

There were no revenues in the nine month period ending 12/31/2000 nor were there revenues in the corresponding 1999 period. Total operating expenses was over $24,000 in the third quarter, one third lower than the previous year.

The Company will require sales deposits, construction/permanent financing and loans from shareholders to sustain operations and continue plans to develop real estate.

Plan of Operation

The Company owns one building lot on the Intracoastal Waterway (ICW) in Ocean Ridge, Palm Beach County, Florida. GMCD also has a contract to purchase another parcel which may be re-subdivided into 3 lots; two of which will be on the ICW. The contract had a closing date of July 2000, however, the Seller may have breeched the contract which is now in dispute. A recent meeting with the Seller indicated that they were willing to close if they were paid more money. The Company offered to close for less money than originally contracted due to the Sellers' failure to disclose material facts.

The dispute with the Town over code requirements, the existance of an unauthorized water main transversing the owned lot and the loss of the cashflow expected from the Mercard/Brehm contract, has created a question as to the present viability of the project, it may take a year to two years to obtain a favorable legal disposition.

The Company plans to sell the owned lot to another Purchaser and contract to build a luxury home. The proceeds from the sale/exchange of the lot should be sufficient to close the purchase contract (in dispute) for the additional lots. Management is confident that loans can be arranged for any increased settlement or shortfall in the acquistion of the additional land.

The Company will complete a Shareholder dividend and spinoff the other subsidiary, Green Machine Management, Corp, which was declared in June of 2000. GMMC held title to real estate in Delray Beach, which was suitable for a 7 unit townhouse development. GMMC also assumed the $25,000 balance of the purchase money mortgage.

The Company has suspended negotiations for the acquisition of other real estate and may consider an acquisition or merger with an operating company having sufficient revenues and assets. The Company has been contacted regarding possible acquisitions. The Company will actively seek a suitable target during the fourth quarter. Preliminary work on the 37 acre Orlando tract has been discontinued. The owner has indicated they want a higher guarenteed price for the stock which is unacceptable to the Company. A 17 acre parcel north of Orlando is still in discussion; the owner has cleaned up some title and lease option problems and can now convey a marketable title. The Company may complete that acquisition during the 4th quarter. The Company is also reviewing several corporate acquisitions.

The Company executed a "Letter of Intent" to lease an office and paid a deposit on same. The Landlord never preformed the prerequisites and occupancy did not occur. The Company wrote off the deposit as a loss.

PART II - Other Information

Item 5.  Subsequent Event

The Company considered an acquisition in early January which was expected to close within that month. However, the target company did not provide "audited" Financial Statements and other documentation that was agreed upon. The transaction was cancelled since it could not be closed.

Signatures

In accordance with the requirements of the Excange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                   Green Machine Development, Corp
                                   (Registrant)


                                   /s/June-Ann Fox
February 14, 2001                  June-Ann Fox
                                   Chief Executive Officer



                                   /s/James T. Martin
February 14, 2001                  James T. Martin
                                   Chief Financial Officer