Form 10KSB
period 2001-03-31
GREEN MACHINE DEVELOPMENT CORP
filed 2001-07-09
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

S.E.C. File #333-6388

Form 10-KSB

ANNUAL REPORT UNDER SECTION 15 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 Fiscal Year ended March 31, 2001



GREEN MACHINE DEVELOPMENT CORP.
(Name of small business issuer in its charter)

        FLORIDA                    65-0594832
(State of incorporation)     (I.R.S. Employer Identification Number)

     200 MacFarlane Dr., Ste 405, Delray Beach, FL      33483
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:  (561) 276-8226

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes (X) No ( )

Number of shares of Common Stock outstanding as of May 23, 2001: 15,000,000. No preferred shares were ever issued.

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

   (b)  Description of Business

Upon completion of the acquisition of Green Machine Management, Corp. (GMMC), which became a wholly owned subsidiary, the Company owned two parcels of Real Estate and a purchase contract for an additional parcel. The Company has experienced a delay in the development due to administration changes in the Town of Ocean Ridge and a new interpetation of zoning code regulations. The Company engaged counsel to address these legal matters and to file a variance application if necessary. The disputed items may further delay the construction of the luxury home. However, waterfront prices are going higher, but labor and materials appear to be available at even lower prices, due to economic slowdown.

     1. The lot on the Intracoastal Waterway (ICW) at 25/27 Hudson Avenue, Ocean Ridge, Palm Beach County, Florida, was divided into two building lots on April 15, 2000. The GMMC, the former subsidiary conveyed one building lot to the Company and the second lot to Mercard Credit Services, Inc., a former subsidiary which will joint venture the development of two luxury residences.
     2. Two triplex lots at the northern terminus of Florida Blvd., Delray Beach, Florida; was to be developed as an 8 unit townhouse condominium priced at approximately $220,000 each. The Company planned to request an abandonment of a portion of the street R.O.W. to be utilized in its proposed development, but, was unseccessful in obtaining the cooperation of the (2) adjacent property owners on the west side of the street. On June 24, 2000, the Board of Directors and majority Shareholders passed a resolution to "spinoff" the subsidiary" for a stock dividend of one share for each held on June 30, 2000. GMMC assumed the mortgage and tax obligations.
     3. The Company had a disputed Purchase Contract for the property known as 26 Hudson Avenue, Ocean Ridge, also located on the ICW on the north side of Hudson Avenue. The Company expected to take title to this parcel in July of 2000. However, a dispute arose regarding the lack maintenance and disclosure requirements by the Seller. Discussions continue to resolve the differences; several settlement offers have been rejected by the Sellers and legal action has been threatened by the Company. The Company will right off the $15,000 in deposits and other costs associated with the planned expansion of the ICW luxury home project.
3

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

Preliminary architectural designed and elevations were approved indicating that the 2 luxury homes facing the Intracoastal Waterway (ICW) will contain 4,200 square feet under A/C. The company expected to sell each home for about $1.5 million. The Company had initiated Marketing through the "Listing" of the new luxury homes in the Palm Beach County Multiple Listing Service (MLS). Adver-tising renderings of the proposed residences in the high profile "Florida Luxury Homes Magazine" was started. The Company completed construction plans and entered into a contract to build a home on one lot, obtained a mortgage commitment and was then informed by the town that a review of the site plan, previously approved on two occasions, indicated possible violations of their code interpetation. The Company retained counsel and is pursueing several remedies.

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

ITEM 2   PROPERTIES

The Company owns a building lot on the ICW at the foot of Hudson Avenue, Ocean Ridge, Florida. Title is Fee Simple without a mortgage encumbrance. A second lot is owned by Mercard Credit Services, Corp., a former subsidiary, is also available to the Company for development as a joint venture.

A purchase agreement for additional land along the ICW on the north side of Hudson Avenue is in dispute. The Company is still attempting to resolve the issues and continue the plan to expand the luxury home project. Additional financing will be required for the expanded development.

After the completion of architectural drawing, the sale of the luxury residence, mortgage approvals, the Company was about to start develoment in August, 2000. The town changed officials and a new code interpetation questioned certain aspects of the proposed development. The Company engaged counsel to negociate the differances with the town and file for a variance if necessary.

The delay has caused the cancellation of the purchase contract and mortgage committment which would have provided initial land, construction and permanent financing. Cash flow is further impeded without the expected profit and continued costs and legal expense.

The two triplex lots in Delray Beach were titled to Green Machine Management, Corp (GMMC) a subsidiary until June 30, 2000. The Company spunoff the subsidiary through a dividend distribution to shareholders, GMMC assumed the mortgage and tax obligations and plans to develop a townhouse project.

The Company has "put on hold" several planned acquistions for additional projects until the resolution of the initial development or other financing can be arranged.

ITEM 3   LEGAL PROCEEDINGS

The Company is not aware of any legal proceedings pending or threatened. However, the Company plans a variance application which may end up in litigation, if denied.


ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On May 18, 2000 at a special meeting called by the Board of Directors, which was attended by all members and a representation of approximately 80% of the outstanting shareholders. The Company was authorized to issue 1 million common shares, subscribed to by the holders of shareholder debt for $562,000, since there was no financing available to make full or partial payments. The Company later agreed to then exchange those 1 million shares for all the outstanding shares of the subsidiary, Mercard Credit Services on June 13, 2000. The subsidiary held title to one building lot, part of the divided lot on the ICW, leaving the Company with one building lot. The Company's investment in real estate was reduced by approximately $150,000 and debt was reduced by $562,000.

A special meeting occured on June 24, 2000, which was attended by all Directors and representatives of over 80% of the outstanding shares. The Directors authorized the spinoff of Green Machine Management, Corp (GMMC), the remaining subsidiary. A dividend was declared to the shareholders of record on June
30, 2000, of one new share of GMMC for each 10 held in the parent company. GMMC retained title to the two duplex lots in Delray Beach and assumed the mortgage debt and outstanding taxes.

PART II

ITEM 5   MARKET FOR COMMON EQUITY

There are approximately 105 holders of the 15,000,000 outstanding common shares. No preferred shares have been issued. The Company has never paid dividends on its common shares, nor is there a plan to pay dividends in the near future. There are no restrictions from making such dividend payments. There is no market currently for the common shares, eventhough, the Company is authorized to trade on O.T.C. Bulletin Board with the symbol GMCD.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company had no revenue in Fiscal 2000 nor any revenue in the current year and relied on additional shareholder loans for the improvement it's real estate, legal and administrative expenses.

The Company plans to generate revenue through property sale, joint venture or building contracts for new luxury homes whereby the purchaser pays for the land and carries the construction loans. Marketing for the latter is already in progress. The homes are listed in the Palm Beach County Multiple Listing Service (MLS) for 1.5 million dollars each and advertising is paid by the Broker, June-Ann Fox, a Director and President. The Company is confidant that new purchase contracts will be negociated when code issues are resolved with the town.

The price of the luxury homes was determined by taking the average square footage cost of comparable homes sold in the previous six months. The market for waterfront homes on the Intracoastal Waterway (ICW) appears to be stable and prices are rising while labor and material prices seem to be falling. Assuming this trend continues the Company expects a wider profit margin for development.

The Company expects to provide supervision and subcontract most of the building operations. Mr. James T. Martin, a Director, is an experienced and licensed building contractor.

The Company is again relying on a sale of at least 1 new residence to recover the lot value in order to take title to additional land, presently under contract. In the event a purchaser is not secured, the Company may issue convertible, Preferred Shares to finance capital requirements.

ITEM 7   FINANCIAL STATEMENTS

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STATE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2001 AND 2000

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive - Suite 209
Coral Springs, Florida  33071
(954) 752-1712


INDEPENDENT AUDITORS REPORT

The Board of Directors
Green Machine Development Corp.
Delray Beach, Florida

We have audited the accompanying balance sheet of Green Machine Development, Corp. as of March 31, 2001 and 2000 and the related statements of income, cash flows and changes in stockholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Green Machine Development Corp.
at March 31, 2001 and 2000 and the statement of income, cash flows and changes in stockholder's equity for the year that ended in conformity with generally accepted accounting principles.

Coral Springs, Florida
June 29, 2001

7                                                                 FS Page 1

TABLE OF CONTENTS

                                                                    Page

Independent Auditor's Report                                         1

Balance Sheet                                                        2

Statements of Income and Retained Earnings                           3

Statement of Cash Flows                                              4

Statement of Changes in Stockholder's Equity                         5

Notes to Financial Statements                                      6-9

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
YEARS ENDED MARCH 31, 2001 AND 2000

ASSETS
                                                             2001        2000
    Current Assets
  Cash and Cash Equivalents                               $  -0-       $13,357

Other Assets
  Investments in Real Estate (Note 1)                      162,476     400,583
  Deposits on real estate                                    -0-        15,000
  Organization costs (net of amortization of $5,836)(Note 1)   664       2,164
                                                           -------     -------
    Total other assets                                     163,140     417,747

Property, plant and equipment (net) (Note 1 and 2)              95         732
                                                           ________      _____
    Total assets                                          $163,235    $431,836
                                                           ========     ======
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
  Mortgage payable (Note 3)                                $ -0-      $ 25,000
  Loan Payable (Notes 4 and 5)                               25,632   $512,242
  Accrued expenses                                            1,500     44,900
                                                           --------   --------
    Total Current Liabilities                              $ 27,132   $582,142
                                                           ________     ______
Stockholders Equity
  Common Stock, par value $.001
   50,000,000 shares authorized:
   15,000,000 and 11,700,00 shares
   issued and outstanding in 2001 and 2000 respectively      15,000     11,700
  Treasury stock                                            ( 3,300)      -0-
  Paid-in Capital                                           336,155       -0-
  Accumulated deficit during development state             (221,752)  (162,006)
                                                           _________   ________
                                                            136,103   (150,306)
                                                           _________   ________
  Total Liabilities and Stockholders Equity                $163,235   $431,836
                                                           =========   ========

See accountants compilation report and notes to the financial statements.

9                                                                     FS Page 2

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
YEARS ENDED MARCH 31, 2001 AND 2000

                                                             2001       2000
Revenues

  Fee Income                                             $   -0-     $   -0-

  Other Income                                               -0-        3,174
                                                         ________    ________

Operating Expenses                                         34,746      69,081
                                                         ________    ________

Net Income (Loss) before non-recurring items              (34,746)    (65,907)
                                                         =========   =========
Non-recurring items

   Writeoff of deposit on real estate                     (15,000)       -0-

Net (loss) before provision for income taxes              (49,746)       -0-
                                               _________    _______

Provision for income taxes                                   -0-         -0-

Net (loss)                                               $(49,746)   $(65,907)
                                                         =========   =========

Earnings per share                                        $ nil         $ nil
                                                        ==========   =========

See accountants compilation report and notes to the financial statements.

10                                                                     Page 3

GREEN MACHINE DEVELOPMENT CORP.
(FORMERLY VIVA GOLF MANUFACTURING, INC.)
(A DEVELOPMENT STATE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED MARCH 31, 2001 AND 2000

                                                             2001        2000
Cash flows from operations:
  Net loss                                                $(65,907)   $(9,644)
  Adjustments to reconcile net loss to net cash provided by
    Operating activities:
  Depreciation and amortization                              2,591      2,365


Changes in operating assets and liabilities

  Decreases in Inventory                                       -0-      4,062
  (Increase) in accured expenses                              44,900        -0-
                                                          ________     ______
Net cash used for operations                               (18,416)    (3,217)

Cash flows from investing activities:
  Investment in real estate                               (400,583)       -0-
  Deposits on real estate                                  (15,000)       -0-
                                                          _________    ______
                                                           415,583        -0-
                                                          _________    ______

Cash flows from financing activities:
  Proceeds from note payable                               422,356      3,217
  Proceeds from mortgage payable                            25,000        -0-
                                                           _______      _____

Net increase in cash                                        13,357        -0-

Cash - beginning                                               -0-        -0-
                                                           _______      _____

Cash - ending                                              $13,357      $ -0-
                                                           =======      =====

See accountants report and notes to the financial statements

11                                                                  SF Page 4

GREEN MACHINE DEVELOPMENT CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEAR ENDED MARCH 31, 2001 AND 2000

                                                      Additional
                                      Common Stock      Paid-In-   Accumulated
                             Shares      Amount         Capital       Deficit

Balance, August 12, 1996    1,700,000    $ 1,700        $ -0-       $   -0-

Issuance of Common
  Stock in Acquisition     15,000,000     15,000          -0-           -0-

Retirement of Common
  Stock                    (5,000,000)    (5,000)         -0-           -0-

Net Loss                                     -0-          -0-        (70,240)
                           __________     _______       _____       _________

Balance, March 31, 1997    11,700,000     11,700          -0-        (70,240)

Net Loss                                                             (16,215)
                           __________     _______       _____       _________

Balance - March 31, 1998   11,700,000     11,700        $ -0-        (86,455)

Net Loss                                                              (9,666)
                           __________     _______       _____        ________

Balance - March 31, 1999   11,700,000     11,700        $ -0-       $(96,099)

Net Loss                                                             (46,292)
                           __________     ______        _____       _________

Balance - March 31, 2000   11,700,000    $11,700        $ -0-      $(162,006)

Net Loss                                                             (49,746)
                           __________    _______        ______     __________

Contribution of capital
resulting from spin-off of
Subsidiaries - June 2001         -0-       -0-        $336,155         -0-

Common Stock Issued for
Acquisition-January 2001    3,300,000      3,300         -0-           -0-

Common Stock Reacquired
Held as Treasury Stock      3,300,000      -0-           -0-           -0-

Balance - March 31, 2001   15,000,000    $15,000      $336,155     $(211,752)
                           ==========    =======        =====      ==========

See Accountant's Report and Notes to the Financial Statements

12                                                                  FS Page 5

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT
YEARS ENDED MARCH 31, 2001 AND 2000


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

         In accordance with FASB 109 due to the uncertainty of future operating profits the Company has taken an 100% valuation allowance against the tax benefits resulting from the approximate $140,000 of net operating losses.

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


NOTE 6   STOCK OPTION PLAN

         On July 20, 1999, the Company approved a stock option plan for its two Corporate Directors. The plan calls for the exercise of up to 100,000 shares in the year 1999 and 100,000 shares in the year 2000 for each of its two Directors for a total of 400,000 shares. The stock option exercise is fixed at $1.00 per common share with a minimum of 25,000 shares per transaction. No additional options have been granted and none have been excercised as of March 31, 2001.

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

16                                                                  FS Page 9

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Company are as follows:

NAME                    AGE     POSITION                       YEAR ELECTED

June-Ann Fox            53      Director, President               1999
James T. Martin         51      Director, Secretary-Treasurer     1999
John J. Brehm           52      Director, Vic-President           1997

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

ITEM 10  EXECUTIVE COMPENSATION

                           ANNUAL COMPENSATION

NAME AND POSITION              FISCAL   SALARY    BONUS      OTHER
                               YEAR                          COMP.
____________________________________________________________________________
June-Ann Fox, President        2001     $ -0-       -        $3,000
James T. Martin, Secretary-
    Treasurer                  2001     $ -0-       -        $2,750
John J. Brehm, Vice-President  2001     $ -0-       -           -

                         COMMON STOCK OPTIONS

                               YEAR   # OF SHARES  PRICE/SHARE  EXERCISED
____________________________________________________________________________
June-Ann Fox, President        2001     100,000      $1.00       None
James T. Martin, Secretary-
    Treasurer                  2001     100,000      $1.00       None
John J. Brehm, Vice-President  2001                              None

There is no current cash conpensation plan for Directors / Officers in 2000.
The Company authorized a two year stock purchase option as compensation to it's Directors and plans again to provide stock options as part of a new compensation package when funds are available.


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

EXHIBIT 1 AMENDED AND RESTATED ARTICLES OF INCORPORATION OF VIVA GOLF MANUFACTURING, INC.

EXHIBIT 2 CORPORATE RESOLUTION FOR CONTRIBUTION TO CAPITAL BY GREEN MACHINE MANAGEMENT, CORP. TO THE COMPANY

EXHIBIT 3 AMENDED ARTICILES OF INCORPORATION FOR NAME CHANGE, REGISTERED AGENT AND DIRECTORS

EXHIBIT 4   STOCK OPTION AGREEMENT FOR DIRECTORS

EXHIBIT 5 RESOLUTION, MAY 18, 2000 FOR THE EXCHANGE OF COMPANY STOCK FOR ALL THE OUTSTANDING SHARES OF THE SUBSIDIARY MARCHAD CREDIT SERVICES, CORP.

EXHIBIT 6 RESOLUTION, JUNE 24, 2000, AUTHORIZING DIVIDEND DISTRIBUTION; SPINOFF OF SUBSIDIARY GREEN MACHINE MANAGEMENT CORP.

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

July 20, 1999
                                                 /S/
Green Machine Development, Corp                  June-Ann Fox, Individually

/S/                                              /S/
John J. Brehm                                    James T. Martin, Individually

/S/
James T. Martin, Corporation Secretary


EXHIBIT 5   RESOLUTION, MAY 18, 2000, FOR THE EXCHANGE OF COMPANY STOCK FOR
            ALL THE OUTSTANDING SHARES OF THE SUBSIDIARY MERCARD CREDIT SERVICES CORP.

                     GREEN MACHINE DEVELOPMENT, CORP.

                           CORPORATE RESOLUTION

I hereby certify that at a meeting duly called by the Board of Directors of Green Machine Development, Corp. (GMDC), a Florida corporation, held on the 18th day of May, 2000, at which meeting the holders of a majority of the outstanding shares were present and acting throughout, the following resolution was adopted and ever since has been and is now in full force and effect:

WHEREAS; Green Machine Management, Ltd., a Bahamian IBC, (GMMLtd) has advanced over $512,242 to the Companies over the past several years and interest of over $44,900 has accrued, in accordance with the recent audited financial statement for FYE March 31, 2000, and,

WHEREAS; the Company previously agreed to give a mortgage as collateral for the unsecured loans and pay the total balance by June 16, 2000, and,

WHEREAS; it appears that the Company will not be financially in a position to make a full payment, and,

WHEREAS; the Company has agreed to issue one million shares of common stock and offer same to GMMLtd for a subscription to the stock in the amount of $567,142, and,

NOW THEREFORE BE IT RESOLVED that the Company is authorized to issue one million shares of common stock to GMMLtd for subscription in the total amount of $567,142.

May 18, 2000

Green Machine Development, Corp.

/S/
June-Ann Fox, President/Director


EXHIBIT 6 RESOLUTION, JUNE 24, 2000, AUTHORIZING DIVIDEND DISTRIBUTION; SPINOFF OF SUBSIDIARY GREEN MACHINE MANAGEMENT CORP.


                      GREEN MACHINE DEVELOPMENT, CORP

                          CORPORATION RESOLUTION

I hereby sertify that at a meeting duly called by the Board of Directors of Green Machine Development, Corp. (GMDC), a Florida corporation, held on the 24th day of June, 2000, at which meeting the holders of a majority of the outstanding shares were present and acting throughout, the following resolution was adopted and ever since has been and is now in full force and effect:

WHEREAS: Green Machine Management, Corporation, a Florida corporation (GMMC), is a wholly owned subsidiary of the Company since June 17, 1999, when a common shareholder contributed to capital 1 million common shares, all of the issued and outstanding stock, and,

WHEREAS: GMMC had title to a large lot on the Intracoastal Waterway (ICW) in Ocean Ridge, Florida and to another parcel containing two (2) triplex lots in Delray Beach, Florida, and,

WHEREAS: GMMC carried shareholder loans which were assumed by the Company and were satisfied through a million share stock subscription by the holder of the shareholde loans and then the exchange of that 1 million shares outstanding in Mercard Credit Services, Inc., formerly another subsidiary of the Company, and,

WHEREAS: this Company will pursue the development of luxury residences in Ocean Ridge and other real estate interests and hereby declares the spinoff of GMMC through a 1 for 10 stock dividend to the present shareholder of this Company; the holders as of June 30, 2000 will receive 1 new common share of GMMC for each 10 common shares held, and

WHEREAS: GMMC will retain title to the (2) triplex lots in Delray, subject to a $25,ooo mortgage, plus accrued interest and taxes, and,

NOW THEREFORE BE IT RESOLVED that the Company is authorized to execute all documents necessary to complete the spinoff of GMMC for the common stock dividend of 1 new common share of GMMC for each 5 held as of June 30, 2000 and return the 1 million share certificate to the contributing Stockholder.

June 24, 2000

Green Machine Development, Corp.

/S/
June-Ann Fox, President/Director





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