Form 10QSB
period 2001-06-30
GREEN MACHINE DEVELOPMENT CORP
filed 2001-08-15
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT 1934

         For the First Quarter ending June 30, 2001

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

There were 15,000,000 shares of common stock outstanding at June 30, 2001

Transitional Small Business Disclosure Format   (Check one):
Yes [ ]    No [X]

                                INDEX

PART I - Financial Information

Item 1.  Financial Statements........................................3

       Balance Sheet as of June 30, 2001.............................3

       Statement of Operations for the three month
       periods ended June 30, 2001 and 2000..........................4

       Statement of Cash Flows for the three month
       periods ending June 30, 2001 and 2000.........................5

       Notes to Financial Statements.................................6

Item 2.  Management's Discussion and Analysis of Plan of Operation...7

PART II - Other Information..........................................9

Item 5.  Subsequent Event - Potential Acquisition....................9

Signatures..........................................................10

                     Green Machine Development Corp.
                             Balance Sheets

                                             (audited)        (unaudited)
         Assets
Current Assets:                          March 31, 2001        June 30, 2001
                                         __________________   ______________
 Cash and Cash Equivalents                         $0.00               $0.00
                                                 _______          __________
      Total Current Assets                          0.00                0.00

Fixed Assets, net                                  95.00                4.00

Other Assets:
 Investment in Real Estate                    162,475.92          165,375.92
 Deposit on Real Estate                             0.00                0.00
 Organization Cost , net                          664.00              164.00
                                                ________            ________
      Total Other Assets                      163,139.92          165,539.92
                                              __________          __________
      Total Assets                           $163,234.92         $165,543.92
                                             ===========         ===========


    Liabilities & Stockholders' Equity
Current Liabilities:
 Mortgage Payable                                  $0.00               $0.00
 Shareholder Loans                             25,631.55           30,392.68
 Accrued Expense                                1,500.00                0.00
                                               _________          __________
      Total Current Liabilities                27,131.56           30,392.68


         Stockholders' Equity
Common Stock, $.001 par value,
 50,000,000 shares authorized
 11,700,000 shares issued & outstanding        15,000.00           15,000.00
Treasury Stock                                 -3,300.00           -3,300.00
Paid-in Capital                               336,155.00          336,155.00
                                              __________           _________
       Total Capital Stock                    347,855.00          347,855.00
Accumulated Deficit                          -211,751.63         -212,703.76
                                              __________          __________
       Total Stockholders' Equity             136,103.37          135,151.24
                                              __________          __________
       Total Liabilities & Stockholders'
       Equity                                $163,234.92         $165,543.92
                                             ===========         ===========

The accompanying notes are an integral part of these financial statements

                     Green Machine Development Corp
                        Statement of Operations
                              (unaudited)

                       For the three months ended

                              June 30,
                                2000         2001
Revenue                        $0.00        $0.00

Cost of Revenue                 0.00         0.00
                                ____         ____
Gross Profit                    0.00         0.00
                                ____         ____
Operating Expenses:
 Amortization & Depreciation  492.00       591.00
 Construction Services      2,536.41         0.00
 General & Administrative   2,050.00        11.13
 Legal & Professional       5,000.00       350.00
 Selling & Marketing        1,700.00        00.00
                            ________     ________
  Total Operation Expense  11,776.59       952.13
                           _________    _________
  Operating Loss          (11,778.59)     (952.13)


Other Income (Expenses):
 Investment Income              0.00         0.00
                                ____       ______
  Total Other Income (Expense)  0.00         0.00
                                ____       ______

  Net Loss               ($11,778.59)    ($952.13)
                          __________   __________
Net Loss per Share           ($0.001)     ($0.000)
                              ======       ======
Common shares outstanding  11,700,000   15,000,000
                           ==========   ==========

The accompanying notes are an integral part of these financial statements

                      Green Machine Development Corp
                         Statement of Cash Flows
                               (unaudited)

                                                   For the three months ended
                                                            June 30
                                                        2000             2001

Operating Activities:
Net Loss                                           ($11,778.59)      ($952.13)
Adjustments to reconcile net loss to net cash
provided by operating activities:
 Amortization & Depreciation                            492.00         591.00
 Changes in assets and liabilities:
   (increase)/ decrease in notes receivable               0.00           0.00
    increase/ (decrease) in accrued expenses        (42,900.00)          0.00
                                                     _________      _________
     Net cash provided by/(used in) operating
     activities                                     (64,186.59)       (361.13)
                                                     _________       ________

Investing Activities:
 Purchase of short term investments                       0.00           0.00
 Purchase of investment in real estate               (3,131.50)     (4,400.00)
 Transfer of investment in real estate              160,269.21           0.00
                                                    __________      _________
     Net cash provided/(used) by investing
     activities                                     157,137.71      (4,400.00)
                                                    __________      _________
Financing Activities:
 Proceeds from (repayment of) mortgage                   (0.00)          0.00
 Proceeds from (repayment of) shareholder loan     (441,033.10)      4,761.13
 Proceeds from purchase of common stock                   0.00           0.00
 Proceeds from shareholder paid in capital          393,297.00           0.00
                                                    __________      _________
     Net cash provided by/(used in) financing
     activities                                     (47,736.10)      4,761.13
                                                    __________      _________

     Net change in cash                              55,215.02           0.00
Cash at beginning of period                          13,356.86           0.00
                                                     _________      _________
Cash at end of period                               $68,571.88          $0.00
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

Certain financial information which is normally included in financial state-ments prepared in accordance with generally accepted accounting principals, butwhich is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements and notes thereto as of June 30, 2001, contained in the Company's March 31, 2001, Annual Report on Form 10-KSB.


EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period.

Item 2.  Management's Discussion and Analysis of Plan of Operation

At the beginning of the first quarter the Company's cash had been depleted And the assets totaled $163,234.99 as a result of an exchange of a million shares of the Company's stock for all the outstanding million shares of the subsidiary, Mercard Credit Services, Inc. The shareholder that loaned the Company over $560,000 agreed to the million share subscription of the Company's stock for the amount of debt, costs and accumulated interest.
The parties agreed to then exchange those shares for all the outstanding stock of Mercard Credit Services, Inc. which holds title to (1) one building lot of the two lots divided from the original parcel. The Company now holds title to the second lot without any major encumbrances. The former subsidiary has agreed to Joint Venture the development of the second lot with the Company.

Mercard failed to close a purchase contract with John Brehm, a Director of this Company, and his wife Susan for the construction of a new home on that parcel. A $975,000 mortgage was approved. However, the project was not started due to differences with the Town regard sideyards, setbacks, street frontage. The Company has filed for a variance to adjust the difference and a hearing is scheduled for August 15, 2001.

This Company agreed to contract with the former subsidiary, Mercard, to construct the new luxury home for the Brehm's. The mortgage terms would have provided a land payment of $550,000.00 at the closing. The Company intended to develop both lots with advances from Mercard mortgage proceeds.

The Company will attempt to resolve the issues with the Town amicably and has given written notice as to the serious nature of the delays. Damages of cost and profit loss continues to accrue as a result of the inability to utilize the lots for construction. Additionally, loss of deposits on the other parcel that was to be acquired is possible since that agreement did not close timely.

There were no revenues in the three month period ending 06/30/2001 nor were there revenues in the corresponding 2000 period. Total operating expenses was again reduced in the first quarter. The Exchanges were financed through additional Shareholder loans, now totaling $25,631.

The Company will require sales deposits, construction/permanent financing and loans from shareholders to sustain operations and continue plans to develop real estate.

Plan of Operation

The Company owns one building lot on the Intracoastal Waterway (ICW) in Ocean Ridge, Palm Beach County, Florida. GMCD also had a contract to purchase another parcel which may be re-subdivided into 3 lots; two of which will be on the ICW. The contract had a closing date of July 2000, however, the Seller may have breached the contract which is now in dispute. The Seller indicated that they were still willing to close if they were paid more money. The Company offered to close for less money than originally contracted due to the Sellers' failure to disclose material facts. The Company continues to meet with the Seller and expects to resolve the mater amicably.

The dispute with the Town over code requirements, the existance of an unauthorized water main transversing the owned lot and the loss of the cashflow expected from the Mercard/Brehm contract, has created a question as to the present viability of the project, it may take a year to two years to obtain a favorable legal disposition, if litigation is required.

The Company plans to sell the owned lot to another Purchaser and contract to build a luxury home. The proceeds from the sale/exchange of the lot should be sufficient to close the purchase contract (in dispute) for the additional lots. Management is confident that loans can be arranged for any increased settlement or shortfall in the acquistion of the additional land.

The Company has completed a Shareholder dividend and spinoff the other subsidiary, Green Machine Management, Corp, which was effective to Share-holders of record on June 30, 2000. GMMC held title to real estate in Delray Beach, which was suitable for a 7 unit townhouse development.
GMMC also assumed the $25,000 balance of the purchase money mortgage and the unpaid real estate taxes.

The Company has suspended negotiations for the acquisition of other real estate and may consider an acquisition or merger with an operating company having sufficient revenues and assets. The Company has been contacted regarding possible acquisitions. The Company will actively seek a suitable target during the second quarter. Preliminary work on the 37 acre Orlando tract has been discontinued. The owner has indicated they want a higher guaranteed price for the stock which is unacceptable to the Company. A
17 acre parcel north of Orlando is still in discussion; the owner has reopened the Family Golf Center with a restaurant and liquor licenses.
The Company intends to negotiate that acquisition during the 2nd quarter. The Company is also reviewing several corporate acquisitions.

The Company executed a "Letter of Intent" to lease an office and paid a deposit on same. The Landlord never preformed the prerequisites and occupancy did not occur. The Company wrote off the deposit as a loss.

PART II - Other Information

Item 5.  Subsequent Event

The Company considered several acquisitions during the first quarter, one of which was expected to close in July. However, the target company did not provide "audited" Financial Statements and other documentation that was agreed upon. That transaction was cancelled since it could not be closed. The Company continues to review financial statements and business plans and has identified two qualified targets for acquisition. The Company expects to execute a letter of intent (LOI) shortly.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                   Green Machine Development, Corp
                                   (Registrant)


                                   /s/June-Ann Fox
August 14, 2001                    June-Ann Fox
                                   Chief Executive Officer



                                   /s/James T. Martin
August 14, 2001                    James T. Martin
                                   Chief Financial Officer