Form 10QSB
period 2001-09-30
GREEN MACHINE DEVELOPMENT CORP
filed 2001-10-12
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT 1934
For the Second Quarter ending September 30, 2001

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

Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing Requirement for the past 90 days. Yes (X) No ( )

There were 15,000,000 shares of common stock outstanding at September
30, 2001

Transitional Small business Disclosure Format  (Check one):
Yes  _   No _X_

INDEX

PART I - Financial Information
   Item 1.  Financial Statements                               Page
            Balance Sheets as of March 31, 2001, audited and
              September 30, 2001, unaudited......................2
            Statements of Operations for the three and six month
              periods ended September 30, 2001 and 2000..........3
            Statements of Cash Flows for the six month
              period ending September 30, 2001 and 2000..........4
            Notes to Financial Statements........................5

   Item 2.  Management's Discussion and Analysis of Plan of
            Operation............................................5

   Item 3.  Description of Property..............................6

   Item 6.  Executive Compensation...............................6

PART II -Other Information

   Item 5.  Subsequent Event - Potential Acquisition ............7

   Signatures....................................................7

PART I - FINANCIAL INFORMATION

Item 2.   FINANCIAL STATEMENTS

Green Machine Development Corp.
Balance Sheets

                                   (audited)               (unaudited)
Assets
                                  March 31, 2001    September 30, 2001
Current Assets:
 Cash And Cash Equivalents                 $0.00             $1,415.51
                                            ____              ________
        Total Current Assets                0.00              1,415.51

Fixed Assets, net                          95.00                  0.00
Other Assets:
 Investment in Real Estate            162,475.92            166,375.92
 Organization Cost, net                   664.00                  0.00
                                          ______                  ____
        Total Other Assets            163,234.92            167,791.43
                                      __________            __________
        Total Assets                 $163,234.92           $167,791.43
                                      __________            __________

Liabilities & Stockholders' Equity
Current
 Shareholder Loans                    $25,631.55            $49,392.68
 Accrued Expense                        1,500.00                  0.00
                                        ________                  ____
        Total Current Liabilities      27,131.55             49,392.68


Stockholders' Equity
Common Stock, $0.01 par value,
 50,000,000 shares authorized
 15,000,000 shares issued: Mar 31,2001 15,000.00             15,000.00
Paid-In Capital                       336,155.00            336,155.00
Accumulated Deficit                  -211,751.63           -229,456.25
                                     ___________            __________
                                      139,403.37            121,698.75
Less Treasury Stock, at Cost           -3,300.00             -3,300.00
                                     ___________            __________
        Total Stockholders' Equity    136,103.37            118,398.75

        Total Liabilities &
        Stockholders' Equity         $163,234.92           $167,791.43
                                     ___________            __________

The accompanying notes are an integral part of these financial statements.

Green Machine Development Corp.
Statement of Operations
(unaudited)

                         For the three months       For the six months
                          Ended September 30        Ended September 30
                        2001         2000            2001         2000

Revenue                $0.00        $0.00           $0.00        $0.00
                        ____         ____            ____         ____
Cost of Revenue         0.00         0.00            0.00         0.00
                        ____         ____            ____         ____
Gross Profit            0.00         0.00            0.00         0.00
                        ____         ____            ____         ____
Operating Expenses:
 Amortization &
   Depreciation        168.00      463.00          759.00        955.00
 Construction Services 400.00    1,214.64          400.00      3,751.05
 General &
   Administrative      474.89    2,175.88          466.02      4,226.06
 Legal &
   Professional     11,455.00    1,000.00       11,805.00      6,000.00
 Selling & Marketing 4,254.60    7,303.33        4,254.60      9,003.33
                    _________    ________        ________      ________
     Total Operating
       Expenses     16,752.49   12,156.85       17,704.62     23,935.44
                    _________   _________       _________     _________
     Operating Loss(16,752.49) (12,156.85)     (17,704.62)   (23,935.44)


Other Income (Expenses):
 Investment Income       0.00        0.00            0.00          0.00
                         ____        ____            ____          ____
      Total Other Income
       (Expenses)        0.00        0.00            0.00          0.00
                         ____        ____            ____          ____

      Net Loss    ($16,752.49)($12,156.85)    ($17,704.62) ($23,935.44)
                   __________   _________       _________    _________
Net Loss per Share     ($0.001)    ($0.001)        ($0.001)     ($0.002)
                        _______     ______           ______       _____
Common shares
  outstanding      15,000,000   11,700,000      15,000,000   11,700,000


The accompanying notes are an integral part of these financial statements.

Green Machine Development Corp.
Statement of Cash Flows
(unaudited)


                                               For the six months ended
                                                     September 30
2001 2000
Operating Activities:
Net Loss                                     ($17,704.62)   ($23,935.44)
Adjustments to reconcile net loss to
net cash provided by operating activities:
 Amortization & Depreciation                      759.00         955.00
 Changes in assets and liabilities:
   Increase / (decrease) in accrued expenses                 (44,900.00)
      Net cash provided by/(used in)
       operating activities                   (16,945.62)    (67,880.44)
                                               _________      _________

Investing Activities:
 Purchase of Investment in real estate         (5,400.00)         0.00
 Transfer of Investment in real estate              0.00    204,106.79
                                                    ____    __________
      Net cash provided by / (used) by
        Investing activities                   (5,400.00)   204,106.79
                                                ________    __________


Financing Activities:
 Proceeds from (repayment of) mortgage              0.00     (25,000.00)
 Proceeds from (repayment of) shareholder loan 23,761.13    (492,964.13)
 Proceeds from Shareholder paid in capital          0.00     332,555.00
                                                    ____     __________
      Net cash provided by / (used in)
       financing activities                    23,761.13    (185,109.13)
                                               _________     __________
      Net change in cash                        1,415.51     (12,862.78)
Cash at beginning of period                         0.00      13,356.86
                                                    ____       ________
Cash at end of period                          $1,415.51        $474.08
                                                ________         ______



The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)



BASIS OF REPRESENTATION

The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods represented.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principals, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements and notes thereto as of September 30, 2001, contained in the Company's March 31, 2001, Annual Report on Form 10-KSB.

EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period.


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

At the beginning of the Third Quarter the Company's cash had been depleted and the assets totaled $163,234.92.

The Company has been in dispute with the Building Official of the Town of Ocean Ridge for over a year. Subdivision and plot layouts for the development of two luxury homes were previously approved by the previous officials and initially by the present Manager. After the Company completed construction plans and arranged a contract with the former Director, Jack Brehm; the Town then changed its position after an adjacent neighbor complained of the loss of view.

The Company appealed the Building Official's decision to the local Board, which unanimously upheld the Staff. An appeal to the Circuit Court is pending and the Company is pursuing a variance application which has been postponed several times by the Attorneys. The Company still expects a favorable disposition and plans the development and marketing of the two homes which are expected to sell for under two million dollars each.

There were no revenues in the six month period ending 09/30/2001 nor were there revenues in the corresponding 2000 period. Total operating expenses was again reduced in the second quarter. The expenses were financed through additional Shareholder loans, now totaling almost $50,000.

The Company will require sales deposits, construction/permanent financing and loans from shareholders to sustain operations and continue plans to develop real estate.


PLAN OF OPERATION

GMCD also had a contract to purchase another parcel which may be re-subdivided into 3 lots; two of which will be on the ICW. The contract had a closing date of July 2000, however, the Seller may have breached the contract which I now in dispute. The Seller indicated that they were still willing to close if they were paid more money. The Company offered to close for less money than originally contracted due to the Sellers' failure to disclose material facts. The Company continues to meet with the Seller and hopes to resolve the matter amicably.

The Company plans to sell the owned lot to another Purchaser and contract to build a luxury home. The proceeds from the sale/exchange of the lot should be sufficient to close the purchase contract (in dispute) for the additional lots. Management is confident that loans can be arranged for any increased settlement or shortfall in the acquisition of the additional land.

The Company will distribute a Shareholder stock dividend from the spinoff of the other subsidiary, Green Machine Management, Corp.(GMMC), which was effective to Shareholders of record on June 30, 2000. GMMC held title to real estate in Delray Beach, which was suitable for a 7 unit townhouse development. GMMC also assumed the $25,000 balance of the purchase money mortgage and the unpaid real estate taxes.

ITEM 3.  DESCRIPTION OF PROPERTY

The Company has title to a vacant lot without any major encumbrances, located on the Intracoastal Waterway (ICW), Ocean Ridge, in central Palm Beach County, Florida. Mercard Credit Services, Corp., a former subsidiary, has agreed to joint venture the development of the adjacent lot with the Company. The lots are suitable for luxury homes containing approximately 4,300 sq. ft. each, selling for about $1.7 million.

ITEM 6.  EXECUTIVE COMPENSATION (See 8-K)

At a September 25, 2001, meeting of the Board of Directors tow new members were elected, James L. Schmidt and Jerome Sanzone. The Board also approved a Stock Option Plan for the Directors, as follows:

For FYE  03/31/2002   June-Ann Fox   100,000 shares at $1.00 per share
For FYE  03/31/2003   All three Directors  100,000 shares at $1.50 per
                      share

PART II - OTHER INFORMATION

ITEM 5.  SUBSEQUENT EVENT

The Company considered several acquisitions during the second quarter. However, the target companies did not provide "audited" Financial Statements and other documentation that was agreed upon. The Company continues to review financial statements and business plans and has identified several qualified targets for acquisition. The Company expects to execute a letter of intent (LOI) before the end of the year for the acquisition of 2,500 acres in Panama City, Panama, for a planned multi-purpose development featuring low income housing. The Company plans to utilize a hi-tech expanded poly-styrene (EPS) system, providing a great insulation factor, along with cost effective, accelerated construction method.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Green Machine Development, Corp.
                                    Registrant)

                                    /s/ June-Ann Fox
October 11, 2001                    June-Ann Fox
                                    Chief Executive Officer