Form 10QSB
period 2001-12-31
GREEN MACHINE DEVELOPMENT CORP
filed 2002-02-14
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT 1934
For the Third Quarter ending December 31, 2001

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

There were 15,000,000 shares of common stock outstanding at December 31,
2001

Transitional Small business Disclosure Format  (Check one):
Yes  _   No _X_

INDEX

PART I - Financial Information
   Item 1.  Financial Statements                               Page
            Balance Sheets as of March 31, 2001, audited and
              December 31, 2001 unaudited ............................2
            Statements of Operations for the three and nine month
              periods ended December 31, 2001 and 2000................3
            Statements of Cash Flows for the nine month
              period ended December 31, 2001 and 2000................4
            Notes to Financial Statements.......5

   Item 2.  Management's Discussion and Analysis of Plan of Operation..5

   Item 3.  Description of Property..................................6

   Item 6.  Executive Compensation........ .........................6

PART II -Other Information

   Item 5.  Subsequent Event - Potential Acquisition ............7

Signatures...........................................................7

PART I - FINANCIAL INFORMATION

Item 2.   FINANCIAL STATEMENTS

Green Machine Development Corp.
Balance Sheets

                                   (audited)               (unaudited)
Assets
                                  March 31, 2001     December 31, 2001
Current Assets:
 Cash And Cash Equivalents                 $0.00             ..$578.11
                                            ____              ________
        Total Current Assets                0.00              ..578.11

Fixed Assets, net                          95.00                  0.00
Other Assets:
 Investment in Real Estate            162,475.92            166,375.92
 Organization Cost, net                   664.00                  0.00
                                          ______                  ____
        Total Other Assets            163,234.92            166,975.92
                                      __________            __________
        Total Assets                 $163,234.92           $166,954.03
                                      __________            __________

Liabilities & Stockholders' Equity
Current
 Shareholder Loans                    $25,631.55            $51,392.68
 Accrued Expense                        1,500.00                  0.00
                                        ________                  ____
        Total Current Liabilities      27,131.55             51,392.68


Stockholders' Equity
Common Stock, $0.01 par value,
 50,000,000 shares authorized
 15,000,000 shares issued: Mar 31,2001 15,000.00             15,000.00
Paid-In Capital                       336,155.00            336,155.00
Accumulated Deficit                  -211,751.63           -232,293.65
                                     ___________            __________
                                      139,403.37            116,861.35
Less Treasury Stock, at Cost           -3,300.00             -3,300.00
                                     ___________            __________
        Total Stockholders' Equity    136,103.37            115,561.35

        Total Liabilities &
        Stockholders' Equity         $163,234.92           $166,954.03
                                     ___________            __________

The accompanying notes are an integral part of these financial statements

Green Machine Development Corp.
Statement of Operations
(unaudited)

                         For the three months       For the nine months
                          Ended December 31          Ended December 31
                        2001         2000            2001         2000
Revenue                $0.00        $0.00           $0.00        $0.00
                        ____         ____            ____         ____
Cost of Revenue         0.00         0.00            0.00         0.00
                        ____         ____            ____         ____
Gross Profit            0.00         0.00            0.00         0.00
                        ____         ____            ____         ____
Operating Expenses:
 Amortization &
   Depreciation            0.00    591.00          759.00      1,546.00
 Construction Services 1,822.40      0.00          722.40      3,751.05
 General &
   Administrative      1,015.00      0.00        1,501.02      4,226.06
 Legal &
   Professional            0.00      0.00       13,305.00      6,000.00
 Selling & Marketing       0.00      0.00        4,254.60      9,003.33
                      _________  ________        ________      ________
     Total Operating
       Expenses        2,837.40    591.00       20,542.02      24,526.44
                    _________   _________       _________     _________
     Operating Loss   (2,837.40)  (591.00)     (20,542.02)    (24,526.44)


Other Income (Expenses):
 Investment Income       0.00        0.00            0.00          0.00
                         ____        ____            ____          ____
      Total Other Income
       (Expenses)        0.00        0.00            0.00          0.00
                         ____        ____            ____          ____

      Net Loss      ($2,837.40)   ($561.00)    ($20,542.02)  ($24,526.44)
                     __________   _________       _________    _________
Net Loss per Share     ($0.000)    ($0.000)        ($0.001)     ($0.002)
                        _______     ______           ______       _____
Common shares
  outstanding      15,000,000   11,700,000      15,000,000   11,700,000


The accompanying notes are an integral part of these financial statements.

Green Machine Development Corp.
Statement of Cash Flows
(unaudited)


                                               For the nine months ended
                                                     December 31
                                                2001            2000
Operating Activities:
Net Loss                                     ($20,542.02)   ($24,526.44)
Adjustments to reconcile net loss to
net cash provided by operating activities:
 Amortization & Depreciation                      759.00       1,546.00
 Changes in assets and liabilities:
   Increase / (decrease) in accrued expenses                 (44,900.00)
      Net cash provided by/(used in)
       operating activities                   (19,783.02)    (67,880.44)
                                               _________      _________

Investing Activities:
 Purchase of Investment in real estate         (5,400.00)         0.00
 Transfer of Investment in real estate              0.00    240,106.79
                                                    ____    __________
      Net cash provided by / (used) by
        Investing activities                   (5,400.00)   240,106.79
                                                ________    __________


Financing Activities:
 Proceeds from (repayment of) mortgage              0.00     (25,000.00)
 Proceeds from (repayment of) shareholder loan 25,761.13    (492,964.13)
 Proceeds from Shareholder paid in capital          0.00     332,855.00
                                                    ____     __________
      Net cash provided by / (used in)
       financing activities                    25,761.13    (185,109.13)
                                               _________     __________
      Net change in cash                          578.11     (12,882.78)
Cash at beginning of period                         0.00      13,356.86
                                                    ____       ________
Cash at end of period                            $578.11        $474.08
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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principals, but which is not required for interim reporting purposes has been condensed or omitted. The accompanying financial statements and notes thereto as of December 31, 2001, contained in the Company's March 31, 2001, Annual Report on Form 10-KSB.

EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period.


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

At the end of the Third Quarter the Company's cash had been depleted and the assets totaled $163,234.92. The Company depended on continued Shareholder Loans which increased to $51,392.

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

The Company appealed the Building Official's decision to the local Board, which unanimously upheld the Staff. An appeal to the Circuit Court was filed and the Town failed to provide a proper order. The Company was forced to file for a Court Order requiring an answer to the Appeal which was due late January 2002. The Company may still pursue the Variance Application which has been filed and postponed indefinitely by the former Attorney. The Appellate Attorney is also considering another ruling by the Building Official for a site plan with the second lot having it's 20 foot drive fronting on the main road, giving that lot "Frontage".

There were no revenues in the nine month period ending 12/31/2001 nor were there revenues in the corresponding 2000 period. Total operating expenses was again reduced in the second quarter. The expenses were financed through additional Shareholder loans, now totaling over $50,000.

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

ITEM 6.  EXECUTIVE COMPENSATION (See 8-K)

At a September 25, 2001, meeting of the Board of Directors two new members were elected, James L. Schmidt and Jerome Sanzone. The Board also approved a Stock Option Plan for the Directors, as follows:

For FYE  03/31/2002   June-Ann Fox   100,000 shares at $1.00 per share
For FYE  03/31/2003   All three Directors  100,000 shares at $1.50 per
                      share

PART II - OTHER INFORMATION

ITEM 5.  SUBSEQUENT EVENT

The Company considered several acquisitions during the third quarter. However, the target companies did not provide "audited" Financial Statements and other documentation that was agreed upon. The Company continues to review financial statements and business plans and has identified several qualified targets for acquisition. The Company expects to execute a letter of intent (LOI) before the end of the fiscal year for the acquisition of 2,500 acres in Panama City, Panama, for a planned multi-purpose development featuring low income housing. The Company plans to utilize a hi-tech expanded poly-styrene (EPS) system, providing a great insulation factor, along with cost effective, accelerated construction method.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Green Machine Development, Corp.
                                    Registrant)

                                    /s/ June-Ann Fox
February 13, 2002                   June-Ann Fox
                                    Chief Executive Officer