Form 10KSB
period 2002-03-31
GREEN MACHINE DEVELOPMENT CORP
filed 2002-06-25
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

S.E.C. File #333-6388

Form 10-KSB

ANNUAL REPORT UNDER SECTION 15 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
Fiscal Year ended March 31, 2002


GREEN MACHINE DEVELOPMENT CORP.
(Name of small business issuer in its charter)

            FLORIDA                           65-0594832
(State of incorporation)       I.R.S. Employer Identification Number)

      200 MacFarlane Dr., Ste 405, Delray Beach, FL         33483
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:      (561) 276-8226

Check whether issuer (1) filed all reports required to be filed by
Section 13 of 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days. Yes (X) No ( )

Number of shares of Common Stock outstanding as of June 3, 2002:
 15,000,000.  No preferred shares were ever issued.

TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS.................................................3

ITEM 2.    PROPERTIES...............................................5

ITEM 3.    LEGAL PROCEEDINGS........................................5

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......5

PART II

ITEM 5.    MARKET FOR COMMON EQUIY..................................6

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR
	     OPERATION................................................6

ITEM 7.    FINANCIAL STATEMENTS..................................7-16

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...........17

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS.........................17

ITEM 10.  EXECTIVE COMPENSATION....................................18

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT...............................................19

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........19

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K......................19-25

SIGNATURES.........................................................26

PART I

ITEM 1    BUSINESS

(A) General Development of Business

The Company was incorporated in Florida on May 3, 1989 as Florida Tax Lien, Inc., and has an effective Registration of Securities on April 17, 1990. The offering was made pursuant to Section 8(a) of the Securities Act and was assigned File #33-30881-A. In June of 1997 the Company was approved for an SB 1 securities offering and this registration was reassigned S.E.C. File #333-6388.

In August of 1996, the Company acquired Viva International Products, Inc., a Florida Corporation and changed its name to Viva Golf Manufacturing, Inc. Viva developed a new golf club featuring a jumbo, light-weight head on a flexible graphite shaft. The initial production of the heads were not manufactured to specification and the Company cancelled the distribution due to defective returns. The contractor finally admitted the fault, however, the Company lost the benefit of the $1.4 million of contracted TV advertisement to air the 30 minute informercial, the heart of its marketing plan. Additionally, competition made it impossible to continue without a major source of capital.

In June of 1999 the Company agreed to acquire Green Machine Management, Corp., through a contribution to capital by a common shareholder. The transaction was completed in July of 1999 when the Company changed its name to Green Machine Development, Corp.

(B) Description of Business

Upon completion of the acquisition of Green Machine Management, Corp.
(GMMC), which became a wholly owned subsidiary, the Company owned two parcels of Real Estate and a purchase contract for an additional parcel. The Company has experienced a delay in the development due to administration changes in the Town of Ocean Ridge and their new interpetation of zoning code regulations. The Company engaged counsel to address these legal matters and to file a variance application. A hearing occurred in September 2001 with the local Board of Adjustment. That Board supported the reversed decision of the Town Manager. The Company filed an appeal to a three Judge Panel of Circuit Court in Palm Beach County. All responses have been filed and the Company is awaiting certification and a hearing date. The dispute has caused further delay of the construction of the luxury homes. However, waterfront prices are going higher, but labor and materials appear to be available at even lower prices, due to economic slowdown.

	1. The lot on the Intracoastal Waterway (ICW) at 25/27 Hudson Avenue, Ocean Ridge, Palm Beach County, Florida, was divided into two building lots on April 15, 2000. GMMC, the former subsidiary conveyed one building lot to the Company and the second lot to Mercard Credit Services, Inc., another former
	subsidiary which will joint venture the development of two luxury residences.

	2. Two triplex lots at the northern terminus Florida Blvd., Delray Beach, Florida; was to be developed as an 8 unit townhouse condominium. The Company planned to request an abandonment of a portion of the street R.O.W. to be utilized in its proposed development, but, was unsuccessful in obtaining the cooperation of the (2) adjacent property owners on the west side of the street. One June 24, 2000, the Board of Directors and majority Shareholders passed a resolution to "spinoff" the subsidiary for a stock dividend of one share for each ten held by shareholders of record on June 30, 2000. GMMC assumed the mortgage, tax obligations and payables.
	3. The Company had a disputed Purchase Contract for the property known as 26 Hudson Avenue. The Company expected to take title to this parcel in July of 2000. However, a dispute arose regarding the lack of maintenance and disclosure requirements by the Seller. Discussions continue to resolve the differences; several settlement offers have been rejected by the Sellers and legal action has been threatened by the Company. The Company wrote off the $15,000 in deposits and other costs associated with the planned expansion of the ICW luxury home project, however, discussion continues with the Seller pending the decision of the court appeal affecting the owned property to the south.



DEVELOPMENT OF REAL ESTATE

The Company received approval for the innovative plans to construct an on site sewer facility which was requisite to the application for building permits for the first two luxury homes to be constructed on parcel (1). The required easements have been surveyed and put into legal form and those documents have been recorded with the deeds subdividing the lots in April 2002.

Preliminary architectural designed and elevations were approved indicating that the 2 luxury homes facing the Intracoastal Waterway
(ICW) will contain 4,300 square feet under A/C. The Company now expects to sell each home for about $1.8 million. The Company had initiated Marketing through "Listing" of the new luxury homes in the Palm Beach County Multiple Listing Service (MLS). Advertising renderings of the proposed residences in the high profile "Florida Luxury Homes Magazine" was started. The Company completed construction plans and entered into a contract to build a home on one lot, obtained a mortgage commitment and was then informed by the town that a review of the site plan, previously approved on two occasions, indicated possible violations of their code; a new interpretation. The Company retained counsel and is pursuing a pending court appeal.

The Company settled a minor dispute with the Florida D.E.P. arising from the construction of a "Rip-Rap" wall to contain erosion along the ICW. The project was completed and the Company plans to build a dock which was also part of the multi-agency permit/easement. The completion of filling, raised the elevation between 3 and 4 feet and the wall installation increased this property's value substantially.

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

After the completion of architectural drawing, the sale of the luxury residence, mortgage approvals, the Company was about to start development in August, 2000. The town changed officials and a new code interpretation questioned certain aspects of the proposed development. The Company engaged counsel to negotiate the differences with the town. Since the issues were not resolved, the Company was required to file for a variance appeal of their reversal and subsequently a court appeal.

The delay has caused the cancellation of the purchase contract and mortgage commitment which would have provided an initial land payment of $585,000, construction and permanent financing. Cash flow is further impeded without the expected profit and continued costs and legal expense.

The two triplex lots in Delray Beach were titled to Green Machine Management, Corp (GMMC) a subsidiary until June 30, 2000. The Company spunoff the subsidiary through a dividend distribution to shareholders, GMMC assumed the mortgage and tax obligations and plans to develop a townhouse project. The Company has "put on hold" several planned acquisitions for additional projects until the resolution of the initial development of other financing can be arranged.

ITEM 3	LEGAL PROCEEDINGS

The Company is not aware of any adversarial legal proceedings pending or threatened. However, the Company pursues the court appeal against the Town of Ocean Ridge, Florida.

ITEM 4	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On September 25, 2001, the Board of Directors elected two new members, James L. Schmidt and Jerome Sanzone. The Board accepted the resignations of James T. Martin and John J. Brehm, thanking them for their participation and service.

The Board also approved stock options for the Directors, as follows:

FYE 3/31/2002			(none exercised)
	June-Ann Fox  100,000 shares @ $1.00 per share

FYE 3/31/2003
	June-Ann Fox		  100,000 shares @ $1.50 per share
	James L. Schmidt		  100,000 shares @ $1.50 per share
	Jerome Sanzone		  100,000 shares @ $1.50 per share


PART II

ITEM 5	MARKET FOR COMMON EQUITY

There are approximately 100 holders of 15,000,000 outstanding common shares. No preferred shares have been issued. The Company has never paid dividends on its common shares, nor is there a plan to pay dividends in the near future. There are no restrictions from making such dividend payments. There is a limited market currently for the common shares, eventhough, the Company was authorized to trade in October, 2000, on O.T.C. Bulletin Board with the symbol GMCD. The quotations have ranged from a low of $.02 to $5.00 and during the last Quarter the bid was as low as $.30 and a high of $1.10.

ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company had no revenue in Fiscal 2001 nor any revenue in the current year and relied on additional shareholder loans for the improvements to it's real estate, legal and administrative expenses.

Pending the decision of the appeal to the Circuit
Court, the Company may have to generate revenue through a sale of the property. In the event of a favorable court decision the Company may consider joint venture or obtaining building contracts for new luxury homes whereby the purchaser pays for the land and carries the construction loans. Marketing for the latter was in progress.
The homes were listed in the Palm Beach County Multiple Listing Service (MLS) for $1.5 million each and advertising was paid by the Broker, June-Ann Fox, a Director and President. The
Company is confident that new purchase contracts will be negotiated if code issues are resolved and the price is expected increase to $1.8 million per unit.

The price of the luxury homes was determined by taking the average square footage cost of comparable homes sold in the previous six months. The market for water front homes on the Intracoastal Waterway (ICW) appears to be stable and prices are rising while labor and material prices seem to be falling. Assuming this trend continues the Company expects a wider profit margin for development.

The Company expects to provide supervision and subcontract most of the building operations. Mr. James T. Martin, a former Director, is an experienced and licensed building contractor and has offered his services to the Company.

Again, the Company is relying on the sale of at least 1 new residence to recover the lot value in order to take title to additional land, formerly under contract. In the event a purchaser is not secured, or the land is not sold. The Company plans to issue convertible debenture or Preferred Shares to finance capital requirements.

ITEM 7	FINANCIAL STATEMENTS

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STATE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2002 AND 2001

TABLE OF CONTENTS

											Page

Independent Auditor's Report							1

Balance Sheets									2

Statements of Operations							3

Statements of Cash Flows							4

Statements of Changes in Stockholders' Equity				5

Notes to Financial Statements							6-8

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive - Suite 209
Coral Springs, Florida  33071
(954) 752-1712


INDEPENDENT AUDITORS REPORT


The Board of Directors
Green Machine Development Corp.
Delray Beach, Florida 33483


We have audited the accompanying balance sheets of Green Machine Development Corp. as of March 31, 2002 and 2001 and the related statements of operations, cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Green Machine Development Corp at March 31, 2002 and 2001 and the statement of operations, cash flows and changes in stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Coral Springs, Florida
May 1, 2002

Financial Report Page 1

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
YEARS ENDED MARCH 31, 2002 AND 2001

ASSETS

Current Assets						2002		2001

  Cash and Cash Equivalents			    $  291		$-0-

Other Assets
  Investment in Real Estate			   166,376	   162,476
  Organization Costs (net of amortization
  Of $8,000						 -0-	 		 664
							   _______	   _______
	Total Other Assets			   166.376	   417,747
							   _______	   _______

Property and Equipment				 -0-			  95
							   _______	   _______

		Total Assets			  $166,667	  $163,235
							  ========	  ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Loan Payable - related party		    51,363	    25,632
  Accrued expenses				    21,123	     1,500
							  ________	  ________
	Total current liabilities		    72,486	    27,132
							  ________	  ________

Stockholders Equity
  Common Stock, par value $.001
   50,000,000 shares authorized;
   15,000,000 issued and outstanding	    15,000	    15,000
  Paid-in Capital					   336,155	   336,155
  Accumulated deficit during development
    stage						  (253,674)	  (211.752)
							   _______	   _______
							    97,481	   139,306
  Less:  Treasury Stock at Cost		    (3,300)     (3,300)
							   _______	   _______
  Total Stockholders' Equity			    94,181	   136,103
							   _______	   _______

  Total Liabilities and Stockholders'
    Equity						  $166,667	  $163,235
							  ========	  ========

See accountants' report and notes to the financial statements.
Financial Report Page 2

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
YEARS ENDED MARCH 31, 2002


                                                2002        2001

Revenues						   $   -0-	   $   -0-

Operating Expenses				    41,922	    34,746
							   _______	   _______

Net Income (Loss) before non-recurring
   Items						   (41,922)	  (34,746)

Non-recurring items

   Writeoff of deposit on real estate		  -0-	  (15,000)
							   ________	   _______

Net (loss) before provision for income
   taxes						   (41,922)	  (49,746)

Provision for income tax				  -0-		 -0-
							   ________	   _______

Net (loss)						  $(41,922)	 $(49,746)
							   ________	  ________

Earnings (loss) per share			  $    nil	 $    nil
							  =========	 =========

Weighted average common share			15,000,000	15,000,000

See accountants' report and notes to the financial statements.

Financial Report Page 3

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
YEARS ENDED MARCH 31, 2002 AND 2001


								2002		2001
Cash flows from operations
  Net loss						  $(41,922)	  $(49,746)
  Adjustments to reconcile net loss to net
    cash provided by Operating activities:
  Depreciation and amortization			 759	     2,137


Changes in operating assets and liabilities

  Increase (decrease) in accrued expenses   19,623	   (43,400)
							   _______	   _______

Net cash used for operations			  (21,540)	   (91,009)

Cash flows from investing activities:
  Investment in real estate                 (3,900)       (-0-)
  Decease in deposits on real estate          (-0-)     .15,000
                                              _____      ______
                                            (3,900)      15,000
                                            _______      ______

Cash flows from financing activities:
  Proceeds from loan payable-related party  25,731       62,652
                                            ______       ______

Net increase in cash                           291     (13,357)

Cash - beginning                               -0-      13,357
                                            _______     _______

Cash - ending                                $ 291        $ -0-
                                            =======     =======


See accountants' report and notes to the financial statements

Financial Report Page 4

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2002 AND 2001


                                                Additional
                                   Common Stock  Paid-In-Accumulated Treasury
                          Shares      Amount     Capital   Deficit      Stock
                         ________  ____________ _________ _________   _______
Balance-March 31, 2000  11,700,000    11,700      -0-     (162,006)      -0-

  Net Loss                   -0-         -0-      -0-      (49,746)      -0-

  Contribution of capital
  resulting from spin-off of
  Subsidiaries - June 2000    -0-        -0-    336,155       -0-        -0-

  Common Stock Issued for
  Acquisition - Jan. 2001  3,300,000    3,300      -0-         -0-       -0-

  Common Stock Reacquired      -0-        -0-      -0-         -0-    (3,300)
                           _________   ______   ________   ________    ______

Balance - March 31, 2001  15,000,000   15,000   336,155   (211,752)   (3,300)

Net Loss                       -0-        -0-       -0-    (41,922)       -0-
                            ________   ______   _______   _________    ______

Balance - March 31, 2002  15,000,000  $15,000  $336,155  $(253,674)  $(3,300)
                          ==========  =======  ========  ==========  ========


See Accountants' Report and Notes to the Financial Statements

Financial Report Page 5

GREEN MACHINE DEVELOPMENT CORP.

(A DEVELOPMENT STATE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001

NOTE 1 SIGNIFICANT ACCOUNTING PROLICIES

      ORGANIZATION AND OPERATIONS

The Company was organized under the laws of the State of Florida on May 3, 1989. The Company acts as a financial and management consultant and develops real estate projects. It is in the development state and is actively seeking to raise capital to fund its activities. On June 17, 1999, the Company filed an Amendment to the Articles of Incorporation to change its name to Green Machine
Development Corp.

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

	FIXED ASSETS

Fixed assets are state at cost and are depreciated over their estimated useful lives (5 to 10 years), using the straight-line method of depreciation. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Financial Report Page 6

	INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued statement on Financial Accounting Standards No. 109. "Accounting for Income Taxes." Under SFAS No. 109 deferred assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis.

In accordance with FASB 109 due to the uncertainty of future operating profits the Company has taken a 100% valuation allowance against the tax benefits resulting from the approximate $253,000 of net operating losses. These net operating losses can be carried forward up to fifteen years from the year incurred.

NOTE 2	PROPERTY, PLANT AND EQUIPMENT

	Fixed assets are comprised of

	    Computer equipment           $1,824        $1,825
	    Less: accumulated equipment  (1,824)       (1,730)
                                       ______         ______
	        Net fixed assets         $  -0-        $   95
                                       ======         ======

NOTE 3	LOAN PAYABLE - RELATED PARTY

The Company has received funding primarily for its real estate investing from a related party. The loan is currently non-interest bearing and is unsecured.


NOTE 4  CAPITAL TRANACTIONS

On April 17, 1990, the Company received a letter of effectiveness from the Securities and Exchange Commission for its registration pursuant to a SB-1 filing. The underwriting of its public common stock was unsuccessful, but 170,000,000 shares of its common stock were issued to the organizing group.

On April 16, 1996, the Company recapitalized by reducing its authorized stock from 500,000,000 shares; .00001 par value to 50,000,000 shares, .001 par value. Pursuant to corporate resolution dated April 16, 1996, the Company approved a reverse split of its common stock 100 to 1. Effectively, the 170,000,000 shares outstanding was reduced to 1,700,000 shares.

On August 12, 1996, the Company issued 15,000,000 shares to acquire 100% of the outstanding common shares of Viva
International Products, Inc. via a stock for stock exchange.

Financial Report Page 7

On September 5, 1996, the Company changed its name to Viva Golf
Manufacturing, Inc.

On December 10, 1996, the Board of Directors approved a resolution whereby five million shares held by a principal shareholder was retired in order to induce investment financing.

	On June 17, 1999, Viva Golf Manufacturing, Inc., accepted as a capital contribution all the issued and outstanding stock of Green Machine Management Corp. (a Florida Corporation) The company Green Machine Management Corp will be a wholly-owned subsidiary. On the same date the company filed an Amendment to the Articles of Incorporation for a name change to Green Machine
Development Corp.

On April 5, 2000, Green Machine Management Corp. (A wholly-
Owned subsidiary) conveyed by quickclaim deed two parcels of land, one to the Parent Company, GMDC and the other to Mercard Credit Services, Corp. The Company agreed in Principle, to satisfy the Related party loans on these parcels by exchanging all the issued and outstanding stock of Mercard Credit Services, Inc., to the related party. Additionally, the subsidiary Green Machine Management Corp., was spun off as a stock dividend to the shareholders of record on June 30, 2000, on a 10:1 basis.

In June 2000, the Company distributed various parcels of real estate (book value of $238,107 subject to an underlying mortgage of $25,000 to its wholly-owned subsidiaries Green Machine Management Corp. and Mercard Credit Services Corp. In exchange the loan payable to a related party was capitalized as additional paid in capital of $336,155.

In January 2001, the Company entered into a proposed letter of intent with APARACOR International, Inc. As part of the business arrangement 3,300,000 shares of common stock was issued. This stock was returned when the business acquisition was not realized.

NOTE 5	STOCK OPTONS

	On September 15, 2001, the Board of Directors approved stock options for its President/Director for 100,000 shares of common stock @ $1.00 per share for year ended March 31, 2002. Additionally, the Board approved stock options for the President/Director and additional two Corporate Directors for 100,000 shares of common stock totaling 300,000 @ $1.50 per share, for the fiscal year ended March

31, 2003.  No options have been exercised as of March 31, 2002.

Financial Report Page 8

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
		PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

NAME                    AGE   POSITION                     YEAR ELECTED

June-Ann Fox             54	Director, President                  1999
James L. Schmidt II      45							 2001
Jerome Sanzone		 66							 2001

JUNE-ANN FOX, President/Director, is a licensed Florida Real Estate Broker specializing in waterfront and beach area properties. Ms. Fox has been associated with RE/MAX in Delray Beach and Boca Raton, Florida for over 8 years. She was elected to serve as a Director to the South Palm Beach County Realtor Association in 1998, after having serviced as Chairperson for the Association's Grievance and Ethics Committee for 2 years and currently service on the countywide Professional Standards Committee. During her real estate career, Ms. Fox has earned her Graduate Real Estate Institute Award, Certified Residential Specialist and has been named, Realtor Associate of the Year, along with several production awards.

Prior to entering the Real Estate profession, Ms. Fox operated a private consulting firm in Ohio where she worked with small to medium cities carrying out their personnel, governmental and labor relations responsibilities.


JAMES L. SCHMIDT II, Director/Secretary-Treasurer, was graduated from Florida State University, School of Law with a Juris Doctorate Degree and was admitted to the Florida Bar in 1982. Mr. Schmidt clerked for several Circuit Court Judges, then joined the Sarasota Florida State's Attorney's Office. Two years later he became a defense trial attorney at the Sarasota Office of the Public Defender and at the same time he started his private practice. Jim maintained his Sarasota office for 13 years specializing in Business, Estate and Financial Planning.

Mr. Schmidt is recognized as an expert in structured financial transactions and frequently is asked to speak before Bar Associations and International Business and Finance Organizations. He is presently of Counsel for several international firms and acts as a Global Consultant for the largest CPA, Insurance and Securities companies, developing specialized pension and group benefits and reassurance programs

Jim has represented developer clients, negotiated with State and national agencies for housing and commercial projects, in the U.S.,

Mexico, Ireland and presently Panama. He spent several years as a youth in Panama, speaks fluent Spanish and has a continued business relationship with a top law firm in Panama City.


JEROME SANZONE, Director/Vice President, was educated at New York City College and received an ABS in Construction Technology before joining the U.S. Army Corp of Engineers and was then Honorable discharged in 1958.

In 1960 Mr. Sanzone became a highway designer and estimator for Dade County, Florida. Two years later Jerry began a 24 year management career in the private sector for several of the largest supply companies, the American Plywood Association and culminating as a Director of Primary Housing with General Development Corp., of Miami.

After four years as a self employed General Contractor and Construction Consultant, he began a second career when he was appointed the Assistant Building Official for the City of Pompano Beach, Florida. In 1986 Jerry became the Chief Building Official at the City of Oakland Park, Florida; three years later the City of Delray Beach appointed him the Chief Building Official. Recently, Pompano Beach brought Jerry back as the Director of their Building Department since the city was experiencing a rapid expansion of hi-rise buildings and technological improvements.

Mr. Sanzone is a member of several Building and Construction groups and the Building Officials Association of Florida. He is certified by the State as an Inspector and Administrator in all disciplines and as a Chief Structural Inspector and Plans Examiner by the South Florida Building Officials. In his spare time Jerry has served on a dozen licensing, advisory and appeals/adjustment Boards and on a variety of code committees. He is fluent in Italian, Spanish, Japanese and Latin.



ITEM 10	EXECUTIVE COMPENSATION

                           ANNUAL COMPENSATION

NAME AND POSITION                  FISCAL    SALARY    BONUS     OTHER
                                    YEAR                         COMP.
June-Ann Fox, President             2002      $ -0-      -         -0-
James L. Schmidt II, Secretary/
  Treasurer                         2002      $ -0-      -         -0-
Jerome Sanzone, Vice President      2002      $ -0-      -         -0-

                           COMMON STOCK OPTIONS

                           YEAR    # OF SHARES   PRICE/SHARE  EXERCISED
June-Ann Fox               2001      100,000         $1.00       None
June-Ann Fox               2002      100,000         $1.50       None
James L. Schmidt II        2002      100,000         $1.50       None
Jerome Sanzone             2002      100,000         $1.50       None

There is no current cash compensation plan for Directors/Officers in The Company authorized a two year stock purchase option as compensation to it's Directors and expects to continue to provide stock options as part of a new compensation package when funds are available for cash compensation.


ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND
		MANAGEMENT

The Company is not aware of any instances where an Officer/Director Is the beneficial owner of additional securities other than those listed on the Shareholder's list.

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
		S-B)

The Company did file a for 8K on October 1, 2001, regarding the negotiations for 2500 acres in Panama, the change of (2) Board
Members and the approval of stock options for the three Board Members.

INDEX

EXHIBIT 1	CORPORATE RESOLUTION FOR CONTRIBUTION TO CAPITAL BY GREEN
MACHINE MANAGEMENT, CORP. TO THE COMPANY

EXHIBIT 2	CORPORATE RESOLUTION AUTHORIZING NAME CHANGE, REGISTERED
		AGENT AND DIRECTORS

EXHIBIT 3	RESOLUTION, MAY 18, 2000, FOR THE EXCHANGE OF COMPANY STOCK
FOR ALL THE OUTSTANDING SHARES OF THE SUBSIDIARY MERCARD CREDIT
SERVICES, CORP

EXHIBIT 4	RESOLUTION, JUNE 24, 2000, AUTHORIZING DIVIDEND
DISTRIBUTION; SPINOFF OF SUBSIDIARY GREEN MACHINE MANAGEMENT, CORP.


EXHIBIT 5	FORM 8K FILED OCTOBER 1, 2001

EXHIBIT 1	CORPORATE RESOLUTION FOR CONTRIBUTION TO CAPITAL BY GREEN
		MACHINE, CORP., TO THE COMPANY

I, Geoffrey D. Liddy, the undersigned sole shareholder of Green machine management Corp. (GMMC), a Florida Corporation, hereby contribute 1,000,000 common shares, all the issued and outstanding stock of GMMC to Viva Golf Manufacturing, Inc. (VGMI) of which I am the majority shareholder.

Certificate number 1 issued June 24, 1994, is executed and hereby contributed and conveyed as a part of this agreement. GMMC and its real estate assets will become a wholly owned subsidiary of VGMI and will complete its audited financial statements for the fiscal year ending 05/31/1999.

IN WITNESS WHEREOF, the undersigned to contribute to VGMI capital, as of June 17,, 1999.

Green Machine Management, Corp.

/S/
Geoffry D. Liddy

The above shares are hereby accepted by VGMI;

/S/
June-Ann Fox, Secretary, VGMI

EXHIBIT 2	CORPORATE RESOLUTION AUTHORIZING NAME CHANGE, REGISTERED
		AGENT AND DIRECTORS.

GREEN MACHINE MANAGEMENT, CORP.
CORPORATE RESOLUTION

I hereby certify that at a meeting duly called by the Board of Directors of Green Machine Management, Corp. (GMMC), a Florida corporation, held on the 17th day of June, 1999, at which meeting the holders of a majority of the outstanding shares were present and acting throughout, the following resolution was adopted and ever since has been and is now in full force and effect:

WHEREAS; on October 29, 1998 Green Machine Management, Ltd., (GMML), a Bahamian I.B.C., paid $155,000 and executed a 504D subscription for 155,000 shares of common stock, which was accepted by GMMC, on the same date, and

WHEREAS; GMMC anticipated several subscriptions by other investors in an attempt to raise $1 million which never occurred, and

WHEREAS;  on the same date hereof, Green Machine Management, Corp.
(GMMC) became acquired by Viva Golf Manufacturing, Inc. (VGMI) through a contribution to capital, by a common shareholder of all of the issued and outstanding shares and VGMI elected to change it's name to Green Machine Development, Corp. (GMDC).

NOW THEREFORE BE IT RESOLVED that VGMI hereby rescinds the 504D subscription and stock certificate for 155,000 shares of common stock issued to Green Machine Management, Ltd., a Bahamian I.B.C. (GMML).

FURTHERMORE; the parties agree to the cancellation of said subscription and stock certificate and further agree that the payment of $155,000 will be added to the loan account, $253,440, was the balance as of May 31, 1999. Additionally, GMML deposited $39,385 into a subscription account in anticipation of the issuance of additional stock and it is further agrees that this amount will also be added to the loan account making a grand total of $447,825 due to GMML as of this date.












						/S/
						Green Machine Development, Corp.
						June-Ann Fox, President/Director

EXHIBIT 3	RESOLUTION, MAY 18, 2000 FOR THE EXCHANGE OF COMPANY STOCK
FOR ALL OUTSTANDING SHARES OF THE SUBSIDIARY MERCARD CREDIT
SERVICES, CORPORATION.

GREEN MACHINE DEVELOPMENT, CORP.

CORPORATE RESOLUTION

I hereby certify that at a meeting duly called by the Board of Directors of Green Machine Development, Corp. (GMDC), a Florida corporation, held on the 13th day of June, 2000, at which meeting the holders of a majority of the outstanding shares were present and acting throughout, the following resolution was adopted and ever since has been and is now in full force and effect:

WHEREAS; Green Machine Management, Ltd., a Bahamian IBC, (GMMLtd) has advanced over $512,242 to the Companies over the past several years and interest of over $44,900 has accrued, in accordance with the audited Financial Statement FYE 03/31/2000, and,

WHEREAS; the Company previously agreed to give a mortgage as collateral for the unsecured loans and pay the total balance by June 16, 2000,and,

WHEREAS; it appears that the Company will not be financially in a position to make a full payment and the Company offered to issue one million shares to GMMLtd for a subscription of $567,142 by Resolution dated May 18, 2000, and,

WHEREAS; the property that was to be mortgaged is now divided into two building lots and title to Parcel "A" of Lots 15/16, Block 6, Hudson Avenue, Ocean Ridge, Florida is vested in Mercard Credit Services, and,

WHEREAS; GMMLtd has agreed to the subscription for the amount of $567,142 and the parties now agreed to the exchange of the 1 million shares of common stock issued to GMMLtd for the subscription of $567,142 in exchange for the 1 million common shares the Company holds in the subsidiary Mercard Credit Services, Inc., which is all of the issued and outstanding stock of the subsidiary, and,

NOW THERFORE BE IT RESOLVED that the Company is authorized to exchange the one million shares issued to GMMLtd for all of the outstanding stock and corporate books of Mercard Credit Services, Inc.

___________________________			/S/
Date							Green Machine Development, Corp.
							June-Ann Fox, President/Director

EXHIBIT 4	RESOLUTION, JUNE 24, 2000, AUTHORIZING DIVIDEND
DISTRIBUTION; SPINOFF OF SUBSIDIARY GREEN MACHINE
MANAGEMENT CORP.

GREEN MACHINE DEVELOPMENT, CORP.

CORPORATE RESOLUTION

I hereby certify that at a meeting duly called by the Board of Directors of Green Machine Development, Corp. (GMDC), a Florida corporation, held on the 24 day of June, 2000, at which meeting the holders of a majority of the outstanding shares were present and acting throughout, the following resolution was adopted and ever since has been and is now in full force and effect:

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

WHEREAS: GMMC carried shareholder loans which were assumed by the Company and were satisfied through a million share stock subscription by the holder of the shareholder loans and then the exchange of that 1 million shares for the 1 million shares outstanding in Mercard Credit Services, Inc., formerly another subsidiary of the Company, and,

WHEREAS: this Company will pursue the development of luxury residences in Ocean Ridge and other real estate interests and hereby declares the spinoff of GMMC through a 1 for 10 stock dividend to the present shareholder of this Company; the holders as of June 30, 2000 will receive 1 new common share of GMMC for each 10 common shares held, and

WHEREAS: GMMC will retain title to the (2) triplex lots in Delray, subject to a $25,000 mortgage, plus accrued interest and taxes, and,

NOW THEREFORE BE IT RESOLVED that the Company is authorized to execute all documents necessary to complete the spinoff of GMMC for the common stock dividend of 1 new common share of GMMC for each 5 held as of June 30, 2000 and return the 1 million share certificate to the contributing Stockholder.




_______________________________________		/S/
Date							Green Machine Development, Corp.
							June-Ann Fox, President/Director

EXHIBIT 5	FORM 8K FILED OCTOBER 1, 2001

U.S. Securities and Exchange Commission

Washington D.C.

Form 8-K

CURRENT REPORT

Pursuant to Section 13 or 15(d) of the Securities Act of 1934


Date of Report (Date of earliest event reported):  September 26, 2001

GREEN MACHINE DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Florida                          333-6388                  65-0594832
(State or other jurisdiction   (Commission           (I.R.S. Employer
of incorporation)               File Number         Identification No.)

200 MacFarlane Drive, Suite 405, Delray Beach, FL           33483
(Address of principle executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (561)  276-8226


ITEM 2.   Acquisition or Disposition of Assets

The Company is negotiating an agreement to acquire over 2,500 acres of land on the outskirts of Panama City, Panama. The Board of Directors unanimously agreed to reissue 3.3 million shares and up to an
additional 1.7 million shares for the parcel.   The present owners will
convey title to a Trust and the Trust will liquidate the acquiring shares to pay those beneficiaries. The multi purpose development plan will initially feature low income housing which is supported by the government. The Company plans to develop other residential units along with commercial and industrial projects. Recreational, educational and transportation facilities will be accommodated.

The Company is also in discussion with the owner of another 6,000 acres for a joint venture multi purpose, upscale development near the international airport.


ITEM 5.   Other Events

At a meeting on September 21, 2001, the Board of Directors elected two new members, James L. Schmidt and Jerome Sanzone. The Board also thanked the two former members James T. Martin and John J.Brehm for their participation and services.

The Board also approved a stock option for the Directors as follows:

          For FYE 03/31/02
              June-Ann Fox           100,000 shares @ $1.00 per share

          For FYE 03/31/03
              All three Directors 100,000 shares each @ $1.50 per share

ITEM 6.   Resignation of Directors

James T. Martin, effective 09/21/2001
John J. Brehm, effective 09/21/2001


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Green Machine Development, Corp.


/S/
September 25, 2001
June-Ann Fox, President

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Green Machine Development, Corp.
(Registrant)

June 24, 2002

/S/
June-Ann Fox
Chief Executive Officer

/S/
James L. Schmidt II