Form 10QSB
period 2002-06-30
GREEN MACHINE DEVELOPMENT CORP
filed 2002-07-30
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT 1934
For the First Quarter ending June 30, 2002

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

Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing Requirement for the past 90 days. Yes (X) No ( )

There were 15,000,000 shares of common stock outstanding at June 30, 2002

Transitional Small business Disclosure Format  (Check one):
Yes  _   No _X_

INDEX

PART I - Financial Information
   Item 1.  Financial Statements                                   Page
            Balance Sheets as of March 31, 2002, audited and
              June 30, 2002 unaudited ....................... ........2
            Statements of Operations for the three month
              periods ended June 30, 2002 and 2001    ................3
            Statements of Cash Flows for the three month
              periods ended June 30, 2002 and 2001....................4
            Notes to Financial Statements..................... .......5

   Item 2.  Management's Discussion and Analysis of Plan of Operation.5

   Item 3.  Description of Property...................................6

   Item 6.  Executive Compensation....................................6

PART II -Other Information

   Item 5.  Subsequent Event - Potential Acquisition .................7

Signatures............................................................7

PART I - FINANCIAL INFORMATION

Item 2.   FINANCIAL STATEMENTS

GREEN MACHINE DEVELOPMENT, CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
THREE MONTHS ENDED JUNE 30, 2002
                                   (unaudited)               (audited)
Assets
                                     6/30/02                   3/31/02
Current Assets:
 Cash And Cash Equivalents                  $143                 $ 291
                                            ____              ________
        Total Current Assets                $143                  $291
Other Assets:
 Investment in Real Estate               166,376               166,376
 Organization Cost,
 (net of amortization of $8,000             -0-                    -0-
                                          ______                  ____
       Total other assets                166,376               166,376
                                         _______               _______
Property and equipment (net)                -0-                    -0-
                                         _______               _______

       Total Assets                     $166,519              $166,667
                                         =======               =======
Liabilities & Stockholders' Equity
Current Liabilities
 Loan Payable - related party             61,363                51,393
 Accrued Expense                          12,406                21,123
                                        ________                  ____
        Total Current Liabilities         73,769                72,486
						    ________                ______
Stockholders' Equity
Common Stock, $0.01 par value,
 50,000,000 shares authorized:
 15,000,000 and 11,700,00 shares issued
 and outstanding in 2001 and 2000,
 respectively                             15,000                15,000
Paid-In Capital                          336,155               336,155
Accumulated Deficit during develop-
 ment stage                             (255,105)             (253,674)
                                     ___________            __________
                                          96,050                97,481
 Less Treasury Stock, at Cost             (3,300)               3,300)
                                       _________            __________
 Total Stockholders' Equity               92,750                94,181

        Total Liabilities &
        Stockholders' Equity            $166,519              $163,667
                                         =======               =======
The accompanying notes are an integral part of these financial statements.

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND THE
PERIOD COMMENCING August 12, 1996 (INCEPTION) TO JUNE 30, 2002


                                                    Accumulated
                                                    Period From
								     3/12/96 to
                                                     6/30/02
                        2002         2001

Revenue                $0.00        $0.00                $0.00

Operating Expenses      1431          952              255,105
                       _____         _____             _______
Net (loss) before
 provision for income
 taxes                 (1431)        (952)            (255,105)

Provision for income
 taxes                   -0-          -0-                 -0-
                        ____         _____             ________

Net (loss)            ($1431)       ($952)            ($255,105)
                       =====         =====             ========

Earnings (loss) per
 share                 $0,00         $0.00               $0.00
                       =====          ====                ====

Weighted average
 number of shares  15,000,000      11,700,000
                   ==========      ==========

See notes to the financial statements

GREEN MANCINE DEVELOPMENT CORP.
(A DEVELOPMENT STATE COMPANY)
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2002 AND 2001 AND THE PERIOD
COMMENCING August 12, 1996
                                                         Accumulated
                                                         Period From
                                                         8/12/96 to
                                  2002         2001      6/30/02
Cash flows from operations
 Net (loss)                     ($1431)       ($952)     ($255,105)

 Adjustments to reconcile net
  loss to net cash provided by
  operating activities:

   Amortization & Depreciation    -0-         591          9,825

   Changes in assets and liabilities:
   Increase / (decrease) in
    accrued expenses            <8,717>       -0-         12,406
                                 _____        ____        ______

   Net cash provided by/(used in)
       operating activities    (10,148)      (361)      (232,874)
                              _________      _____       ________

Cash flows (used) for
 Investing Activities:
  Increase in investment
    in real estate               -0-       (4,400)      (166,376)
                                _____      _______      _________

Cash flows provided by
 (used for) financing
 activities:
 Proceeds from Loans payable-
 related parties (net)         10,000       4,761         61,363

Proceeds from capital
 Contributions                   -0-         -0-         330,030
                               ______       _____        _______
                               10,000        4,761       399,393
                               ______       ______       _______

    Net change in cash          (148)          -0-           143


    Cash - beginning             291           -0-           -0-
                               ______        _____       _______
    Cash - ending               $143         $ -0-          $143
                               ======        =====        ======
See notes to the financial statements.

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STATE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

THE Company was organized under the laws of the State of Florida on May 3,1989. The Company acts as a management and business consultant and develops real estate projects. The Company is in its development stage and is actively seeking to raise capital to fund its activities. On June 17, 1999, the company filed an Amendment to the Articles of Incorporation to change its name to Green Machine Development Corp.

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

In accordance with FASB 109 due to the uncertainty of future operating profits the company has taken a 100% valuation allowance against the tax benefits resulting from the approximate $250,000 of net operating losses.

NOTE 2  PROPERTY, PLANT AND EQUIPMENT

Fixed assets are comprised of:

     Computer equipment                          $1,825    $1,825
     Less: accumulated equipment                 (1,825)   (1,825)
                                                  _____     _____
        Net fixed assets                         $  -0-    $  -0-
                                                  =====     =====

NOTE 3  LOAN PAYABLE - RELATED PARTY

The Company has received funding primarily for its real estate investing from a related party. The loan is currently non-interest bearing and is unsecured.

NOTE 4  CAPITAL TRANSACTIONS

On April 17, 1990, the Company received a letter of effectiveness from the Securities and Exchange Commission for its registration pursuant to the SB-1 filing. The underwriting of its public common stock was unsuccessful, but 170,000,000 shares of its common stock were issued to the organizing group.

On April 16, 1996, the Company recapitalized by reducing its authorized stock from 500,000,000 shares; .0001 par value to 50,000,000 shares; ..001 par value. Pursuant to corporate resolution dated April 16, 1996, the Company approved a reverse split of its common stock 100 to 1. Effectively, the 170,000,000 shares outstanding was reduced to 1,700,000 shares.

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

On June 17, 1999, Viva Golf Manufacturing, Inc. accepted as a capital contribution all the issued and outstanding stock of Green Machine Management Corp. (Florida Corporation). The Company Green Machine Management Corp. became a wholly-owned subsidiary. On the same date the Company filed an Amendment to the Articles of Incorporation for a name change to Green Machine Development Corp.

In June 2000, the Company distributed two parcels of real estate, book value of $238,107, the first was subject to an underlying mortgage of $25,000 to its wholly-owned subsidiaries Green Machine Management Corp. and the second to Mercard Credit Services Corp. by an exchange of stock. The loan payable to a related party was capitalized as additional paid in capital of $336,155.

In January 2001, the Company entered into a proposed letter of intent with APARACOR International, Inc. As part of the business arrangement 3,300,000 shares of common stock was issued. This stock was returned when the business acquisition was not realized.

NOTE 5   STOCK OPTION PLAN

On September 15, 2001, the Company approved a stock option for its CEO/President for 100,000 shares of common stock @ $1.00 per share for the year ended March 31, 2002 and for the CEO/President and its two Corporate Directors for 150,000 shares of common stock each @ $1.50 per share for the year ended March 31, 2003. No options have been exercised as of March 31, 2002.


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

At the end of the First Quarter the Company's cash is nearly depleted and the assets totaled $166,519. The Company depended on continued Shareholder Loans, which increased to $61,363, for operating capital.

The Company has been in dispute with the Building Official of the Town of Ocean Ridge for over a year. Subdivision and plot layouts for the development of two luxury homes were previously approved by the previous officials and initially by the present Manager. After the Company completed construction plans and executed a contract with the former Director Jack Brehm, the Town then changed its position after an adjacent neighbor complained of the loss of view which was not there prior to the clearing and filling of the lots. However, that manager recently resigned and the Town lost a case with similar issues. The Company has been informed by Appellate Counsel that settlement talks are scheduled in mid August with Town Counsel and he expects to resolve the disputed reversal of their initial approval within 60 days.

The Company appealed the Building Official's decision to the local Board, which was unanimously upheld the Staff. An appeal to the Circuit Court was filed and the Town failed to provide a proper order. The Company was forced to file for a Court Order requiring an answer to the Appeal which was delayed until late January 2002. The Company may still pursue the Variance Application which has been filed and postponed indefinitely by the former Attorney, since it was based on the same issue as in the recent lawsuit lost by the Town.

There were no revenues in the three month period ending 06/30/2002 nor were there revenues in the corresponding 2000 period. Total operating expenses was about $10,000 in the first quarter. The expenses were financed through additional Shareholder loans, now totaling over $60,000.

The Company will require sales deposits, construction/permanent financing for development and loans from shareholders to sustain operations. The Company and will continue to plan the development of real estate and consider acquisition of other real estate, especially with revenues.


PLAN OF OPERATION

In May 2002 the Company announced the contemplated acquisition of Micel Wireless Corp of Miami, however, adequate financial statements, documentation and a definitive contract were never received. The Company announced the cancellation of negotiations with Micel June 25, 2002 and the same news release revealed a L.O.I. to try to acquire the Golf Place at Altamonte and The Golf Place Bar and Grill.

The Company is continuing the "due diligence" and attempting to finance this acquisition. The Golf Place operates a class sports / entertainment facility which includes a golf driving range, miniature golf, practice greens and pitching bunkers. Additionally, there are batting cases and pitching mounds for baseball and softball practice.
A fully equipped bar and restaurant with a game room is operated by the associated company.

The facility is located on over 17 acres of land close to I-4 about 10 miles north end of Orlando, Florida. The Company expects to develop plans and obtain approvals for a mixed commercial retail and residential project containing 5 or 6 mid-rise buildings. The value of the land is expected to double or triple and the Company could sell the property, joint venture or develop it internally.

GMCD also had a contract to purchase another parcel just north of the owned lot on the ICW which may be re-subdivided into 3 lots; two of which will also be on the ICW. The contract had a closing date of July 2000, however, the Seller may have breached the contract which is now in dispute. The Seller indicated that they were still willing to close if they were paid more money. The Company offered to close for less money than originally contracted due to the Sellers' failure to disclose material facts. The Company continues to meet with the Seller and hopes to resolve the matter amicably.

The Company plans to sell the owned lot to another Purchaser and contract to build a luxury home. The proceeds from the sale/exchange of the lot should be sufficient to close the purchase contract (in dispute) for the additional lots. Management is confident that loans can be arranged for any increased settlement or shortfall in the acquisition of the additional land.

The Company will distribute a Shareholder stock dividend from the spinoff of the other subsidiary, Green Machine Management, Corp.(GMMC)upon receipt of a legal opinion which may require a Registration. The dividend was effective to Shareholders of record on June 30, 2000. GMMC held title to real estate in Delray Beach, which was suitable for a townhouse development. GMMC also assumed the $25,000 balance of the purchase money mortgage and the unpaid real estate taxes.

ITEM 3.  DESCRIPTION OF PROPERTY

The Company has title to a vacant lot without any major encumbrances, located on the Intracoastal Waterway (ICW), Ocean Ridge, in central Palm Beach County, Florida. Mercard Credit Services, Corp., a former subsidiary, has agreed to joint venture the development of the adjacent lot with the Company. The lots are suitable for luxury homes containing approximately 4,300 sq. ft. each, expected to sell for about $1.8 million.

ITEM 6.  EXECUTIVE COMPENSATION (See 8-K)

At a September 25, 2001, meeting of the Board of Directors two new members were elected, James L. Schmidt and Jerome Sanzone. The Board also approved a Stock Option Plan for the Directors, as follows:

For FYE  03/31/2003   June-Ann Fox   100,000 shares at $1.00 per share
For FYE  03/31/2003   All three Directors  100,000 shares at $1.50 per
                      share

PART II - OTHER INFORMATION

ITEM 5.  SUBSEQUENT EVENT

The Company is attempting to finance the acquisition of an operating Sports/Entertainment Center on over 17 acres of land. The Company will plan the redevelopment of the parcel, if it obtains the required financial commitment and completes the acquisition.

The Company again considered several acquisitions during the first quarter. However, the target companies did not provide "audited" Financial Statements and other documentation that was agreed upon. The Company continues to review financial statements and business plans and has identified several qualified targets for acquisition.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Green Machine Development, Corp.
                                    Registrant)

                                    /s/ June-Ann Fox
July 31, 2002                       June-Ann Fox
                                    Chief Executive Officer