Form 10QSB/A
period 2002-09-15
GREEN MACHINE DEVELOPMENT CORP
filed 2002-12-11
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
S.E.C. File #333-6388

Form 10-QSBA
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT 1934
For the Second Quarter ending September 30, 2002

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

Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing Requirement for the past 90 days. Yes (X) No ( )

There were 15,000,000 shares of common stock outstanding at Sept 30,2002

Transitional Small business Disclosure Format  (Check one):
Yes  _   No _X_

INDEX

PART I - Financial Information
   Item 1.  Financial Statements                                   Page
            Balance Sheets as of March 31, 2002, audited and
              September 30, 2002 unaudited ...........................2
            Statements of Operations for the six month
              periods ended September 30, 2002 and 2001 and for
		  three month period ended September 30 2002 and 2001.3
            Statements of Cash Flows for the six month
              periods ended September 30, 2002 and 2001 and
              accumulated from August 12, 1996 to September 30, 2002..4
            Notes to Financial Statements..................... .......5

   Item 2.  Management's Discussion and Analysis of Plan of Operation.7
   Item 3.  Description of Property...................................9
   Item 6.  Executive Compensation....................................9

PART II -Other Information

   Item 5.  Subsequent Event - Potential Acquisition .................9
   Certification Pursuant to 18 U.S.C. Section 1350,..................10
   Certification......................................................11
Signatures............................................................12

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

GREEN MACHINE DEVELOPMENT, CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
THREE MONTHS ENDED SEPTEMBER 30, 2002
                                      (unaudited)            (audited)
ASSETS                                  9/30/02               3/31/02
Current Assets:
 Cash And Cash Equivalents                $98.21              $ 291.40
                                            ____              ________
        Total Current Assets              $98.21               $291.40
Other Assets:
 Investment in Real Estate            166,375.92            166,375.92
 Organization Cost,
 (net of amortization of $8,000             -0-                    -0-
                                          ______                  ____
       Total other assets             166,474.13            166,667.32
                                         _______               _______
       Total Assets                  $166,474.13           $166,667.32
                                     ===========           ===========


Liabilities & Stockholders' Equity
Current Liabilities
 Loan Payable - related party         $61,362.68            $51,362.68
 Accrued Expense                       12,406.00             21,123.00
                                        ________                  ____
        Total Current Liabilities      73,768.68             72,485.68
					________                ______
Stockholders' Equity
Common Stock, $0.01 par value,
 50,000,000 shares authorized:
 15,000,000 and 11,700,00 shares issued
 and outstanding in 2001 and 2000,
 respectively                          15,000.00             15,000.00
Paid-In Capital                       336,155.00            336,155.00
Accumulated Deficit during develop-
 ment stage                          (255,149.55)          (253,673.36)
                                     ___________            __________
                                       96,005.45             97,481.64
 Less Treasury Stock, at Cost          (3,300.00)             3,300.00)
                                       _________            __________
 Total Stockholders' Equity            92,705.45             94,181.64

        Total Liabilities &
        Stockholders' Equity         $166,474.13           $163,667.32
                                      ==========            ==========


The accompanying notes are an integral part of these financial statements
Page 2

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(unaudited)
                                                               Accumulated
                                                               Period From
                              3 months ended    6 months ended  8/12/96 to
                               September 30      September 30   9/30/02
                              2002      2001    2002    2001

Revenue                      $-0-      $-0-     $-0     $-0-     $12,013
                             -----     -----    ----    ----      ------
Gross Profit                 $-0-      $-0-     $-0-    $-0-     $12,013
                              -----    -----   -----   -----     -------
Operating Expenses:
  Amortization &
    Depreciation              -0-     $168       -0-    $759       7,853
  Construction Services       -0-      400     1,386     400      63,752
  General and Administrative  $45      474        90     486     108,597
  Legal & Professional        -0-   11,455       -0-  11,805      42,525
  Selling & Marketing         -0-    4,254       -0-   4,254      32,292
                             ----  -------    ------  -------    -------
     Total Operating Expenses 45    16,752     1,476  17,704     255.018
     Operating Loss          (45)  (16,752)   (1,476) (17,704)  (243,005)



     Net Loss                (45)  (16,752)   (1,476) (17,704)  (255,150)
                           -----    ------     ------ -------   --------

Net Loss per Share          ($-0-)   ($-0-)    ($-0-)   ($-0-)
                            -----    -----     -----    -----

Common shares
  outstanding          15,000,000  15,000,000  15,000,000  15,000,000
                       ----------  ----------  ----------  ----------



See notes to the financial statements

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(unaudited)
                               For the 6 months ended    Accumulated
                                   September 30          Period From
                                                         8/12/96 to
                                  2002         2001      9/30/02

Operating Activities
 Net Loss)                     ($1431.19)  ($17,704.62)   ($255,149.55)
 Adjustments to reconcile net
  loss to net cash provided by
  operating activities:

   Amortization & Depreciation    -0-           759.00
   Changes in assets and liabilities:
   Increase / (decrease) in
    accrued expenses            (8,717.00)       -0-         12,406.00
                                 --------       -------      ---------
   Net cash provided by/(used in)
       operating activities    (10,193.19)   16,945.62)    (242,743.55)
                                ---------     --------      ----------
 Investing Activities:
  Purchase of investment
    in real estate               -0-         (5,400.00)     (166,375.92)
                                -----           ------       ---------
       Net cash provided/(used in)
       Investing activities     0.00         (5,400.00)     (166,375.92)
                                ----          --------       ----------

Financing Activities:
  Proceeds from (repayment of)
    shareholder loan            10,000.00    23,761.13        61,362.68
  Proceeds from purchase of
    Common stock                     0.00         0.00        15,000.00
  Proceeds from shareholder
    paid in capital                  0.00         0.00       332,855.00
                                    -----         ----       ----------
        Net cash provided by (used
         In) financing
         Activities             10,000.00    23,761.13       409,217.68
                                ---------    ---------       ----------

        Net change in cash        (193.19)    1,415,51            98.21
Cash at beginning of period        291.49         0.00             0.00
                                   ------     --------            -----

Cash at end of period              $98.21    $1,415.51           $98.21
                                   ======     ========            =====


See notes to the financial statements.

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STATE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

NOTE 1  SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND OPERATIONS

The Company was organized under the laws of the State of Florida on May 3,1989. The Company acts as a management and business consultant and develops real estate projects. The Company is in its development stage and is actively seeking to raise capital to fund its activities. On June 17, 1999, the C ompany filed an Amendment to the Articles of Incorporation to change its name to Green Machine Development Corp.

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





ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

At the end of the Second Quarter the Company's cash is depleted and the assets totaled $166,519. The Company depended on continued Shareholder Loans, which increased to $61,363, for operating capital.

The Company has been in dispute with the Building Official of the Town of Ocean Ridge for over a year. Subdivision and plot layouts for the development of two luxury homes were previously approved by the Town officials and initially by the present Manager. After the Company completed construction plans and executed a contract with the former Director Jack Brehm, the Town then changed its position after an adjacent neighbor complained of the loss of view which was not there prior to the clearing and filling of the lots. However, that manager recently resigned and the Town lost a case with similar issues. The Company has been informed by Appellate Counsel that settlement talks are continuing with Town Counsel and he expects to resolve the disputed reversal of their initial approval by the year end.

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

There were no revenues in the three month period ending 09/30/2002 nor were there revenues in the corresponding 2000 period. Total operating expenses was about $10,000 in the first quarter. The expenses were financed through additional Shareholder loans, now totaling over $60,000.

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

ITEM 3.  DESCRIPTION OF PROPERTY

The Company has title to a vacant lot without any major encumbrances, located on the Intracoastal Waterway (ICW), Ocean Ridge, in central
Palm Beach County, Florida. Mercard Credit Services, Corp., a former subsidiary, has agreed to joint venture the development of the adjacent lot with the Company. The lots are suitable for luxury homes containing approximately 4,300 sq. ft. each, expected to sell for about $1.8 million. An appeal is pending in the Circuit Court of the Building Official's reversal of the approved site plan for the two residences. The Company is considering the participation of another lawsuit with a Former Director.

ITEM 6.  EXECUTIVE COMPENSATION (See 8-K)

At a September 25, 2001, meeting of the Board of Directors two new members were elected, James L. Schmidt and Jerome Sanzone. The Board also approved a Stock Option Plan for the Directors, as follows:

For FYE  03/31/2003   June-Ann Fox   100,000 shares at $1.00 per share
For FYE  03/31/2003   All three Directors  100,000 shares at $1.50 per
                      share



PART II - OTHER INFORMATION

ITEM 5.  SUBSEQUENT EVENT

On October 7, 2002, the Town of Ocean Ridge, Florida, passed a building Moratorium on a change of zoning in progress and refused to accept an application for a building permit on October 8, 2002, by James T. Martin,
 a former Director.    This action may precipitate a lawsuit for damages
in the event the zoning change constitutes a "taking of the property" under the Bert Harris Act. The Company is still attempting to finance the acquisition of an operating Sports/Entertainment Center on over 17 acres of land in Altamonte Spring, Florida. The Company will plan the redevelopment of the parcel, if it obtains the required financial commitment and completes the acquisition. The Company is also attempting to arrange financing on a resort Condo-Hotel.

The Company again considered several acquisitions during the second quarter. However, the target companies did not provide "audited" Financial Statements and other documentation that was required and agreed upon. The Company will continue to review financial statements and business plans of qualified targets for acquisition.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C.

I, June-Ann Fox, the Principal Executive Officer and Principal
Accounting Officer of Green Machine Development, Corporation (the
"Company"), certify,pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report of Form 10-QSB of the Company for the fiscal quarter ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated December 11, 2002




                                     /s/June-Ann Fox
                                     Name: June-Ann Fox
                                     Title: President

CERTIFICATION

     I, June-Ann Fox, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Green
Machine Management, Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 11, 2002

/s/ June-Ann Fox
Name:  June-Ann Fox
Title:  President



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Green Machine Development, Corp.
                                    Registrant)

                                    /s/ June-Ann Fox
December 11, 2002                       June-Ann Fox
                                    Chief Executive Officer