Form 10QSB
period 2002-12-31
GREEN MACHINE DEVELOPMENT CORP
filed 2003-02-14
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
S.E.C. File #333-6388

Form 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT 1934
For the Third Quarter ending December 31, 2002

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

Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing Requirement for the past 90 days. Yes (X) No ( )

There were 15,000,000 shares of common stock outstanding at Dec. 31,2002

Transitional Small business Disclosure Format  (Check one):
Yes  _   No _X_

INDEX

PART I - Financial Information
   Item 1.  Financial Statements                                    Page
            Balance Sheets as of March 31, 2002, audited and
              December 31, 2002 unaudited .............................2
            Statements of Operations for the nine month
              periods ended December 31, 2002 and 2001 and for the
              three month period ended December 31 2002 and 2001.......3
            Statements of Cash Flows for the nine month
              periods ended December 31, 2002 and 2001 and
              accumulated from August 12, 1996 to December 31, 2002....4
            Notes to Financial Statements...............................5
   Item 2.  Management's Discussion and Analysis of Plan of Operation...7
   Item 3.  Description of Property.....................................8
   Item 6.  Executive Compensation......................................8

PART II -Other Information

   Item 5.  Subsequent Event - Potential Acquisition ..................9
   Certification Pursuant to 18 U.S.C. Section 1350                    9
Certification........................................................ 10
Signatures........................ ...................................11

PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS

GREEN MACHINE DEVELOPMENT, CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                          (unaudited)        (audited)
                                            12/31/02           3/31/02
ASSETS

Current Assets:
 Cash And Cash Equivalents                     $53              $ 291
                                              ____              _____
        Total Current Assets                   $53               $291
Other Assets:
 Investment in Real Estate                  166,375           166,375
                                             ______              ____
       Total other assets                   166,375           166,375
                                            _______           _______
       Total Assets                        $166,428          $166,666
                                           =========         ========
Liabilities & Stockholders' Equity
Current Liabilities
 Loan Payable - related party                 $61,362          $51,362
 Accrued Expense                               17,306           21,123
                                             ________             ____
        Total Current Liabilities              78,668           72,485
                                             ________           ______


Stockholders' Equity
Common Stock, $0.01 par value,
 50,000,000 shares authorized:
 15,000,000 and 11,700,00 shares issued
 and outstanding in 2001 and 2000,
 respectively                                 15,000             15,000
Paid-In Capital                              336,155            336,155
Accumulated Deficit during develop-
 ment stage                                 (260,094)          (253,673)
                                             _______            _______
                                              91,060              97,481
 Less Treasury Stock, at Cost                 (3,300)             (3,300)
          Total Stockholders? Equity          87,760              94,161
                                           _________          __________
        Total Liabilities &
        Stockholders' Equity                $166,428           $166,667
                                           ==========       ========

The accompanying notes are an integral part of these financial statements
Page 2

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(unaudited)
                                                                 Accumulated
                                                                 Period From
                               9 months ended    3 months ended  8/12/96 to
                                 December 31     December 31    .12/31/02
                               2002      2001    2002    2001

Operating Expenses:
  Amortization &
    Depreciation      ..       -0-      -0-      -0-     $759      7,852
  Construction Services       1386      1822     1386     722     63,751
  General and Administrative  2535      1015     2535    1501    112,042
  Legal & Professional        2500      -0-      2500  13,305     42,525
  Selling & Marketing           0-      -0-      -0-    4,254     32,291
                               ----  -------   ------  ------    -------
     Total Operating Expenses 6421      2837    1,521  20,541    255,962
     Operating Loss          (6421)    (2837)  (6,421)(20,541)  (247,945)


Other Income (Expenses):
Investment Income              -0-      -0-      -0-     -0-     (12,144)
     Total Other Income
     (Expenses)                -0-      -0-      -0-     -0-     (12,144)
                             _____     ____      ___     ___     _______

                             (6421)  (2837)    (6421)  (20,542) (260,094)
                            -----    ------    ------  -------   --------

Net Loss per Share           ($.00)   ($.00)    ($.00)   ($.00)
                             -----     -----     -----    -----

Common shares
  outstanding          15,000,000  15,000,000  15,000,000  15,000,000
                    -------------  -----------   ---------  ----------



See notes to the financial statements

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(unaudited)                     For the 9 months ended    Accumulated
                                    December 31           Period From
                                                          8/12/96 to
                                 2002          2001       12/31/02
Operating Activities
 Net Loss)                     ($6421)      ($20,542)     ($260,094)
 Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
   Amortization &  Depreciation   -0-           759
   Changes in assets and liabilities:
   Increase / (decrease) in
    accrued expenses             (3817)         -0-          12,406
                               --------      -------      ---------
   Net cash provided by/(used in)
       operating activities     (10,238)     (19,783)       (242,766)
                              ---------     --------       ----------
 Investing Activities:
  Purchase of investment
    in real estate                -0-         (5,400)        (166,375)
                                 -----         ------        ---------
       Net cash provided/(used in)
       Investing activities       -0-         (5,400)        (166,375)
                                 ----        --------       ----------
Financing Activities:
  Proceeds from (repayment of)
    Shareholder loan            10,000         23,761          61,362
  Proceeds from purchase of
    Common stock                  -0-           -0-            15,000
  Proceeds from shareholder
    paid in capital               -0-           -0-           332,855
                                -----          ----          ---------
        Net cash provided by (used
         In) financing
         Activities             10,000         23,761         409,217
                              ---------     ---------        ---------
        Net change in cash      (238)             578             983
Cash at beginning of period      291              -0-             -0-
                              ------           --------         -----
Cash at end of period            $53             $578             $53
                               ======          ======            =====

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

NOTE 5   STOCK OPTION PLAN

On September 15, 2001, the Company approved a stock option for its CEO/President for 100,000 shares of common stock @ $1.00 per share for the year ended March 31, 2002 and for the CEO/President and its two Corporate Directors for 150,000 shares of common stock each @ $1.50 per share for the year ended March 31, 2003. No options were exercised as of December 31, 2002.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
OPERATION

At the end of the Third Quarter the Company's cash continues to be depleted and the assets totaled $166,429. The Company depended on continued Shareholder Loans, which total $61,362, for operating capital.

The Company has been in dispute with the Building Official of the Town of Ocean Ridge for almost 2 years. Subdivision and plot layouts for the development of two luxury homes were previously approved by the Town officials and initially by the present Manager. After the Company completed construction plans and executed a contract with the former Director Jack Brehm, the Town then changed its position after an adjacent neighbor complained of the loss of view which was not there prior to the clearing and filling of the lots. However, that manager recently resigned and the Town lost a case with similar issues. The Company has been informed by Appellate Counsel that a decision is likely by the end of the Fiscal Year, March 31, 2003.

The Company appealed the Building Official's decision to the local
Board, which was unanimously upheld the Staff. An appeal to the Circuit Court was filed and the Town failed to provide a proper order. The
Company was forced to file for a Court Order requiring an answer by the town to the Appeal which was delayed until late January 2002. The Company may still pursue the Variance Application which has been filed and postponed indefinitely by the former Attorney, since it was based on the same issue as in the recent lawsuit which ruled against by the Town.

There were no revenues in the nine month period ending 12/31/2002 nor were there revenues in the corresponding 2001 period. Total operating expenses for the Third Quarter was $6,421. These expenses will be financed through additional Shareholder loans. Liabilities now total over $78,000.

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

The Company will distribute a Shareholder stock dividend from the spinoff of the other subsidiary, Green Machine Management, Corp.(GMMC)upon receipt of a legal opinion which Counsel has determined the distribution may require a Registration. The dividend was effective to Shareholders of record on June 30, 2000.


ITEM 3.  DESCRIPTION OF PROPERTY

The Company has title to a vacant lot without any major encumbrances, located on the Intracoastal Waterway (ICW), Ocean Ridge, in central
Palm Beach County, Florida. Mercard Credit Services, Corp., a former subsidiary, has agreed to joint venture the development of the adjacent lot with the Company. The lots are suitable for luxury homes containing approximately 4,300 sq. ft. each, expected to sell for about $2 million. An appeal is pending in the Circuit Court of the Building Official's reversal of the approved site plan for the two residences.
The Company is considering the participation of another lawsuit in order to introduce compelling evidence with a Former Director against the Town of Ocean Ridge, in the event the Company is not successful on the present appeal.


ITEM 6.  EXECUTIVE COMPENSATION (See 8-K)

At a September 25, 2001, meeting of the Board of Directors two new members were elected, James L. Schmidt and Jerome Sanzone. The Board also approved a Stock Option Plan for the Directors, as follows:

For FYE  03/31/2003   June-Ann Fox   100,000 shares at $1.00 per share
For FYE  03/31/2003   All three Directors  100,000 shares at $1.50 per
                      Share

There is no plan to provide compensation or extend stock options at present however, the Company may provide for either or both when and if building operations commence or a suitable acquisition occurs.



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

The Company continues to seek acquisitions during the third quarter. However, the target companies did not provide "audited"
Financial Statements and other documentation that was required and agreed upon. The Company will continue to review financial statements and business plans of qualified targets for acquisition.


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

Dated February 14, 2003




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


February 14, 2003

/s/ June-Ann Fox
Name:  June-Ann Fox
Title:  President



SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Green Machine Development, Corp.
                                    Registrant)

                                    /s/ June-Ann Fox
February 14, 2003                   June-Ann Fox
                                    Chief Executive Officer