Form 10KSB
period 2003-03-31
GREEN MACHINE DEVELOPMENT CORP
filed 2003-07-01
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

S.E.C. File #333-6388

Form 10-KSB

ANNUAL REPORT UNDER SECTION 15 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
Fiscal Year ended March 31, 2003


GREEN MACHINE DEVELOPMENT CORP.
(Name of small business issuer in its charter)

            FLORIDA                           65-0594832
(State of incorporation)       I.R.S. Employer Identification Number)

      118 Queen Elizabeth Court, Ft. Pierce, FL             34949
Formerly: 200 MacFarlane Dr., Ste 405, Delray Beach, FL     33483
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:      (772) 595-6069

Check whether issuer (1) filed all reports required to be filed by
Section 13 of 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days. Yes (X) No ( )

Number of shares of Common Stock outstanding as of June 3, 2003:
 15,000,000.  No preferred shares were ever issued.

TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS.................................................3

ITEM 2.    PROPERTIES...............................................4

ITEM 3.    LEGAL PROCEEDINGS........................................5

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......5

PART II

ITEM 5.    MARKET FOR COMMON EQUIY..................................5

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR
	     OPERATION..............................................5

ITEM 7.    FINANCIAL STATEMENTS..................................6-14

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...........15

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS.........................15

ITEM 10.  EXECTIVE COMPENSATION....................................16

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT...............................................17

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........17

PART IV   EXHIBITS..............................................17-22

SIGNATURES.........................................................23

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

In August of 1996, the Company acquired Viva International Products, Inc., a Florida Corporation and changed its name to Viva Golf Manufacturing, Inc. Viva developed a new line of golf clubs featuring a jumbo, light-weight head on a flexible graphite shaft. The initial production of the heads were not manufactured to specification and the Company was forced to cancell the distribution due to defective returns. The contractor finally admitted the fault, however, the Company lost the benefit of the $1.4 million of contracted TV advertisement to air the specially produced 30 minute informercial, the heart of its marketing plan. Additionally, new competition made it impossible to continue without a major source of capital.

In June of 1999 the Company agreed to acquire Green Machine Management, Corp., through a contribution to capital by a common shareholder. The transaction was completed in July of 1999 when the Company changed its name to Green Machine Development, Corp.

(B) Description of Business

Upon completion of the acquisition of Green Machine Management, Corp.
(GMMC), which became a wholly owned subsidiary, the Company owned two parcels of Real Estate and a purchase contract for an additional parcel. The Company has experienced a delay in the development due to administration changes in the Town of Ocean Ridge and their new interpetation of zoning code regulations. The Company engaged counsel to address these legal matters and to file a variance application. A hearing occurred in September 2001 with the local Board of Adjustment. That Board supported the reversed decision of the Town Manager. The Company filed an appeal to a three Judge Panel of Circuit Court in Palm Beach County. The Company was recently notified by counsel that the court upheld the Town's position and further appeal would be futile, due to the lack of evidence that was introduced originally. The Company is discussing it's options with counsel and may re-apply for the approval of two lots based on street frontage on the undeveloped street to the south. The Town recetnly lost a lawsuit in a similar situation. Alternatively, the Company may sell it's single lot in conjunction with Mercard Credit Services Corp., the former subsidiary which hold title to an adjacent lot, for the development of a residential compound on the water front.

	1. The lot on the Intracoastal Waterway (ICW) at 25/27 Hudson Avenue, Ocean Ridge, Palm Beach County, Florida, was divided into two building lots on April 15, 2000. One building lot to the Company and the second lot to Mercard Credit
        Services, Inc., a former subsidiary which planned to joint venture the development of two luxury residences.

        2. The Company had a disputed Purchase Contract for the property known as 26 Hudson Avenue. The Company expected to take title to this parcel in July of 2000. However, a dispute arose regarding the lack of maintenance and disclosure requirements by the Seller. Due to the lose of the Court appeal regardihg the division of the lots to the south of this parcel, the Company will not pursue the purchase of this parcel. The Company wrote off the $15,000 in deposits and other costs associated with the planned expansion of the ICW luxury home project.


DEVELOPMENT OF REAL ESTATE

The Company received approval for the innovative plan to construct an on site sewer facility which was requisite to the application for building permits for the first two luxury homes to be constructed on parcel (1). The required easements were surveyed and put into legal form and those documents have been recorded with the deeds subdividing the lots in April 2002.

Preliminary architectural designed and elevations were approved indicating that the 2 luxury homes facing the Intracoastal Waterway
(ICW) will contain 4,300 square feet under A/C. The Company planned to sell each home for about $1.8 million. The Company had initiated Marketing through "Listing" of the new luxury homes in the Palm Beach County Multiple Listing Service (MLS). Advertising renderings of the proposed residences in the high profile "Florida Luxury Homes Magazine" was started. The Company completed construction plans and entered into a contract to build a home on one lot, obtained a mortgage commitment and was then informed by the town that a review of the site plan, previously approved on two occasions, indicated possible violations of their code; a new interpretation. The Company retained counsel and resently lost the court appeal.

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

The Company owns a building lot on the ICW at the foot of Hudson Avenue, Ocean Ridge, Florida. Title is Fee Simple without a mortgage encumbrance. A second lot is owned by Mercard Credit Services, Corp., a former subsidiary, the two parcels my be sold as one large lot and the proceeds would be shared. Jointly developed as a counpound with two or more residential buildings on the waterfront. The Company intends to market this project ot foreign corporations or embassies as well as wealthy individuals.

A purchase agreement for additional land along the ICW on the north side of Hudson Avenue is in dispute. The Company is not going to pursue this acquisition.

After the completion of architectural drawing, the sale of the luxury residence, mortgage approvals, the Company was about to start development in August, 2000. The town changed officials and a new code interpretation questioned certain aspects of the proposed development.

The Company engaged counsel to negotiate the differences with the town. Since the issues were not resolved, the Company was required to file for a variance appeal of their reversal and subsequently a court appeal which the Company lost.


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

The Board also approved stock options for the Directors, as follows:


FYE 3/31/2003	                  (none exercised)
	June-Ann Fox		  100,000 shares @ $1.50 per share
	James L. Schmidt	  100,000 shares @ $1.50 per share
	Jerome Sanzone		  100,000 shares @ $1.50 per share


PART II

ITEM 5	MARKET FOR COMMON EQUITY

There are approximately 100 holders of 15,000,000 outstanding common shares. No preferred shares have been issued. The Company has never paid dividends on its common shares, nor is there a plan to pay dividends in the near future. There are no restrictions from making such dividend payments. There is a limited market currently for the common shares, eventhough, the Company was authorized to trade in October, 2000, on O.T.C. Bulletin Board with the symbol GMCD. The quotations have ranged from a low of $.05 to $.65 and during the last Year.

ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company had no revenue in Fiscal 2002 nor any revenue in the current year and relied on additional shareholder and affiliate loans for the legal and administrative expenses.

Since the Company lost the decision of the appeal to the Circuit
Court, the Company will have to generate revenue through a sale of the property, in conjunction with the adjacent lot owned by Mercard
Credit Services Corp. The Company may consider a joint venture for the developmen t of a compound with a main house and ancillary building i.e. boathouse and/or guest house.

Again, the Company is relying on the sale of the property or development of a compound project for revenue. In the event a purchaser is secured, and the land is sold the Company will consider the issuance of a convertible debenture or Preferred Shares to finance new acquisitions.

ITEM 7	FINANCIAL STATEMENTS

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

TABLE OF CONTENTS

						  			Page

Independent Auditor's Report						1

Balance Sheets								2

Statements of Operations						3

Statements of Cash Flows						4

Statements of Changes in Stockholders' Equity				5

Notes to Financial Statements						6-8

BAUM & COMPANY, P.A.
Certified Public Accountants
1515 University Drive - Suite 209
Coral Springs, Florida  33071
(954) 752-1712


INDEPENDENT AUDITORS REPORT


The Board of Directors
Green Machine Development Corp. (A Development Stage Company)
Delray Beach, Florida 33483


We have audited the accompanying balance sheets of Green Machine Development Corp. as of March 31, 2003 and 2002 and the related statements of operations, cash flows and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Green Machine Development Corp., (a Development Stage Company) at March 31, 2003 and 2002 and the statement of operations, cash flows and changes in stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Coral Springs, Florida
June 21, 2003

Financial Report Page 1

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
MARCH 31, 2003 AND 2002

ASSETS

Current Assets						2003		2002

  Cash and Cash Equivalents			        $8              $291

Other Assets
  Investment in Real Estate (Note 1)     	      166,376	       162,376
  Organization Costs (net of amortization
  Of $8,000 (Note 1)				        -0-	 	   664
						      _______	       _______
	Total Other Assets                            166,376	       166,376
					             _______	       _______
	Total assets                                 $166,384         $166,667

						     ========	      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Loan Payable (Note 4 and 5			      53,654	        51,654
  Accrued expenses				      26,478	        21,123
						      _______	        ______
	Total current liabilities		      80,132	        72,777
						      ________	       ________
Stockholders Equity
  Preferred Stock, par value $1.00
   5,000,000 authorized-none issued                      -0-              -0-
  Common Stock, par value $.001
   50,000,000 shares authorized;
   15,000,000 shares issued
   and outstanding in 2001 and 2000, respectively      15,000	        15,000
  Paid-in Capital				      336,155	       336,155
  Accumulated deficit during development
    stage				             (261,603)	      (253,965)
						      _______	       _______
						       89,552           93,890
                                                      _______          ________
  Less:  Treasury Stock at Cost		               (3,300)          (3,300)
						      _______	       _______
  Total Stockholders' Equity			       86,252           93,890
						      _______	        _______

  Total Liabilities and Stockholders'
    Equity					     $166,384	       $166,667
					             ========	       ========
See accountants' report and notes to the financial statements.
Financial Report Page 2

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
YEARS ENDED MARCH 31, 2003 and 2002


                                                          2003              2002

Revnue                                                     -0-               -0-


Operating Expenses				         7,638	           34,746
						        _______	          _______

Net Income (Loss) before non-recurring
   Items						(7,638)	          (34,746)

Other income (expense)


   Writeoff of deposit on real estate		           -0-	          (15,000)
							________	   _______
Net (loss) before provision for income
   taxes						 (7,638)	  (49,746)

Provision for income tax				  -0-		     -0-
							 ________	   _______

Net (loss)						$(7,638)	 $(49,746)
							   ________	  ________

Earnings (loss) per share			        $   (0.00)	$   (0.00)
							  =========	 =========

Weighted average common shares		                 15,000,000	15,000,000

See accountants' report and notes to the financial statements.

Financial Report Page 3

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
YEARS ENDED MARCH 31, 2003 AND 2002


							2003	     2002
Cash flows from operations
  Net loss					      $(7,638)	  $(49,746)
  Adjustments to reconcile net loss to net
    cash provided by Operating activities:
  Depreciation and amortization			          -0-	     2,137


Changes in operating assets and liabilities

  Increase (decrease) in accrued expenses               5,355	   (43,400)
						      _______	   _______

Net cash used for operations			      (2,283)	   (91,009)

Cash flows from investing activities:
   Deposits on real estate                              (-0-)       15,000
                                                        _____      ______

Cash flows from financing activities:
  Proceeds from note payable-related party              2,000       62,943
                                                       ______       ______

Net increase in cash                                    ( 283)     (13,066)

Cash - beginning                                          291       13,357
                                                        _______     _______

Cash - ending                                             $ 8        $ 291
                                                       =======     =======


See accountants' report and notes to the financial statements

Financial Report Page 4

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                Additional
                                   Common Stock  Paid-In- Accumulated Treasury
                          Shares      Amount     Capital    Deficit      Stock
                         ________  ____________ _________  _________   _______
Balance-August 12, 1996 11,700,000     1,700      -0-         -0-      -0-

Issuance of Common Stock
 in Acquisition         15,000,000    15,000      -0-         -0-      -0-

Retirement of Common
 Stock                  (5,000,000)   (5,000)     -0-         -0-      -0-

  Net Loss                   -0-         -0-      -0-       (70,240)   -0-
                        __________    _______     ____       ______    _____
Balance, March 31, 1997 11,700,000    11,700      -0-       (70,240)   -0-

Net Loss                                                    (16,215)
                        __________    _______     ____       ______    _____
Balance, March 31, 1998 11,700,000    11,700      -0-       (86,455)   -0-

Net Loss                                                    ( 9,666)
                        __________    ______      _____      ______    _____
Balance, March 31, 1999 11,700,000    11,700      -0-       (96,099)   -0-

Net Loss                                                    (65,907)
                        __________    ______      _____      ______    _____
Balance, March 31, 2000 11,700,000    11,700      -0-      (162,006)   -0-

Net Loss                     -0-         -0-      -0-       (49,746)   -0-

  Contribution of capital
  resulting from spin-off of
  Subsidiaries - June 2000    -0-        -0-    336,155        -0-        -0-

  Accumulated deficit result-
  ing from spin-off of
  subsidiaries June 2000                                     (7,467)

  Common Stock Issued for
  Acquisition - Jan. 2001  3,300,000    3,300      -0-          -0-       -0-

  Common Stock Reacquired
  and Held as Treasury stock   -0-        -0-      -0-          -0-    (3,300)
                           _________   ______   ________    ________    ______

Balance - March 31, 2001  15,000,000   15,000   336,155    (219,219)   (3,300)

Net Loss                       -0-        -0-       -0-     (34,746)       -0-
                            ________   ______   _______    _________    ______

Balance - March 31, 2002  15,000,000  $15,000  $336,155   $(253,965)  $(3,300)

Net Loss                       -0-         -0-      -0-      (7,738)       -0-
                            ________   ______   _______     _______     ______
Balance - March 31, 2003  15,000,000  $15,000  $336,155   $(261.603)  $(3,300)
                          ==========  =======  ========   ==========  ========

See Accountants' Report and Notes to the Financial Statements

Financial Report Page 5

GREEN MACHINE DEVELOPMENT CORP.(A DEVELOPMENT STATE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001

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

The Company has received funding primarily for its real estate investing from related parties. The loan is currently non-interest bearing and is unsecured.


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

Financial Report Page 7

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

On September 15, 2001, the Board of Directors approved stock options for its President/Director for 100,000 shares of common stock @ $1.00 per share for year ended March 31, 2002. Additionally, the Board approved stock options for the President/Director and additional two Corporate Directors for 100,000 shares of common stock totaling 300,000 @ $1.50 per share, for the fiscal year ended March 31, 2003. No options have been exercised as of March 31, 2003.



























Financial Report Page 8

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
	PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

NAME                    AGE   POSITION                   YEAR ELECTED

June-Ann Fox             55	Director, President              1999
James L. Schmidt II      46	                 		 2001
Jerome Sanzone		 67					 2001





JUNE-ANN FOX, President/Director, is a licensed Florida Real Estate Broker specializing in waterfront and beach area properties. Ms. Fox has been associated with RE/MAX in Delray Beach and Boca Raton, Florida for over 8 years. She was elected to serve as a Director to the South Palm Beach County Realtor Association in 1998, after having serviced as Chairperson for the Association's Grievance and Ethics Committee for 2 years, she currently serves on the countywide Professional Standards Committee. During her real estate career, Ms. Fox has earned her Graduate Real Estate Institute Award, Certified Residential Specialist and has been named, Realtor Associate of the Year, along with several production awards.

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

                           ANNUAL COMPENSATION

The Company did not authorize compensation or options for the next fiscal year.

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

                           YEAR    # OF SHARES   PRICE/SHARE  EXERCISED
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

PART IV  EXHIBITS

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

GREEN MACHINE DEVELOPMENT, CORP.CORPORATE RESOLUTION

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

June 26, 2003

/S/
June-Ann Fox
Chief Executive Officer

/S/
James L. Schmidt II