Form 10KSB/A
period 2003-03-31
GREEN MACHINE DEVELOPMENT CORP
filed 2003-07-15
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
S.E.C. File #333-6388
Form 10-KSBA
ANNUAL REPORT UNDER SECTION 15 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
Fiscal Year ended March 31, 2003
GREEN MACHINE DEVELOPMENT CORP.
(Name of small business issuer in its charter)
FLORIDA                        65-0594832
(State of incorporation)       I.R.S. Employer
                          Identification Number)
118 Queen Elizabeth Ct, Ft. Pierce, FL 34949
Formerly: 200 MacFarlane Dr., Ste 405, Delray Beach, FL 33483
(Address of principal executive offices)(Zip Code)
Issuer's telephone number, including area code (772) 595-6069
Check whether issuer (1) filed all reports required to be filed by
Section 13 of 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days. Yes (X) No ( )
Number of shares of Common Stock outstanding as of June 3, 2003:
 15,000,000.  No preferred shares were ever issued.

INDEX                                                                Page
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C              1

302 CERTIFICATION                                                       2

SIGNATURES                                                              3





CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C.

I, June-Ann Fox, the Principal Executive Officer and Principal Accounting Officer of Green Machine Development, Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that to the best of my knowledge:

(1) the Annual Report of Form 10-KSB of the Company for the fiscal year ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  July 14, 2003
/s/June-Ann Fox Name: June-Ann Fox Title:  President

302 CERTIFICATION

I, June-Ann Fox, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Green Machine Management, Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to them, particularly during the period in which the periodic annual report is being prepared;
   b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;
   c) have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

5. The registrant's and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The registrant and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

For purposes of the new rules, "disclosure controls and procedures" are defined as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer's management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.



SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, there unto duly authorized.


Green Machine Development, Corp.

/S/
July 14, 2003
June-Ann Fox, President