Form 10QSB
period 2003-06-30
GREEN MACHINE DEVELOPMENT CORP
filed 2003-08-15
CIK 1031829

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
S.E.C. File #333-6388

Form 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT 1934
For the First Quarter ending June 30, 2003

GREEN MACHINE DEVELOPMENT CORP,
(Name of small business issuer in its charter)

        FLORIDA                                   65-0594832
(State of  Incorporation )     (I.R.S. Employer Identification Number)

118 Queen Elizabeth Ct, N. Hutchinson Island, FL          34949
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:   (772) 595-6069

Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing Requirement for the past 90 days. Yes (X) No ( )

There were 15,000,000 shares of common stock outstanding at June 30. 2003

Transitional Small business Disclosure Format  (Check one):
Yes  _   No _X_

INDEX

PART I - Financial Information
   Item 1.  Financial Statements                                    Page
            Balance Sheets as of March 31, 2003, audited and
              June 30, 2003 unaudited .................................2
            Statements of Operations for the three months
              ended June 30, 2003 and 2002 and the period commencing
              August 12, 1996 to June 30, 2003.........................3
            Statements of Cash Flows for the three months
              ended June 30, 2003 and 2002 and the period
              commencing August 12, 1996 to June 30, 2003..............4
            Notes to Financial Statements...............................5
   Item 2.  Management's Discussion and Analysis of Plan of Operation...7
   Item 3.  Description of Property.....................................8
   Item 6.  Executive Compensation......................................8

PART II -Other Information  -  None

Certification Pursuant to 18 U.S.C. Section 1350........................8
Certification...........................................................9
Signatures.............................................................10

GREEN MACHINE DEVELOPMENT, CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
JUNE 30, 2003 and MARCH 31, 2003
                                       (unaudited)            (audited)
Assets
                                        6/30/03                3/31/03
Current Assets:
 Cash And Cash Equivalents                $- 0 -                 $   8
                                            ____                ______
        Total Current Assets               - 0 -                     8
Other Assets:
 Investment in Real Estate               166,376               166,376
 Organization Cost,
 (net of amortization of $8,000             -0-                    -0-
                                          ______                  ____
       Total other assets                166,376               166,376
                                         _______               _______
Property and equipment (net)                -0-                    -0-
                                         _______               _______

       Total Assets                     $166,376              $166,384
                                         =======               =======
Liabilities & Stockholders' Equity
Current Liabilities
 Loan Payable - related party             55,654                53,654
 Accrued Expense                          28,749                26,478
                                        ________                ______
        Total Current Liabilities         84,403                80,132
                                        ________                ______
Stockholders' Equity
Common Stock, $0.01 par value,
 50,000,000 shares authorized:
 15,000,000 and 11,700,00 shares issued
 and outstanding in 2001 and 2000,
 respectively                             15,000                15,000
Paid-In Capital                          336,155               336,155
Accumulated Deficit during develop-
 ment stage                             (265,882)             (261,603)
                                     ___________             _________
                                          85,273                89,552
 Less Treasury Stock, at Cost             (3,300)              ( 3,300)
                                       _________               ________
 Total Stockholders' Equity               81,973                86,252
                                       _________               _______

        Total Liabilities &
        Stockholders' Equity            $166,376              $166,384
                                         =======               ======



The accompanying notes are an integral part of these financial statements

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND THE
PERIOD COMMENCING August 12, 1996 (INCEPTION) TO JUNE 30, 2003


                                                    Accumulated
                                                    Period From
                                                    3/12/96 to
                                                     6/30/03
                        2003         2002

Revenue                 $-0-          $ -0-               $-0-

Operating Expenses      4,279         1,431              250,882
                       _____         _____               _______

Net (loss) before      (4,279)       (1,431)            (250,882)
 Non recurring items

Other income(expense)

 Writeoff of deposit
on real estate            -0-           -0-              (15,000)
                        _____         _____               _______
Net (loss) before
 provision for income
 taxes                 (4,279)        (1,431)            (265,882)

Provision for income
 taxes                   -0-          -0-                   -0-
                        ____         _____              ________

Net (loss)            ($4,279)       ($1,431)           ($265,882)
                       =====         =====              ========

Earnings (loss) per
 share                 $0,00         $0.00
                       =====          ====

Weighted average
 number of shares  15,000,000      15,000,000
                   ==========      =========

The accompanying notes are an integral part of these financial statements.

GREEN MANCINE DEVELOPMENT CORP.
(A DEVELOPMENT STATE COMPANY)
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2003 AND 2002 AND THE PERIOD COMMENCING AUGUST 12, 1996 THROUGH JUNE 30, 2003

                                                         Accumulated
                                                         Period From
                                                         8/12/96 to
                                  2003         2002      6/30/03
Cash flows from operations
 Net (loss)                     ($4,279)     ($1,431)     ($265,882)

 Adjustments to reconcile net
  loss to net cash provided by
  operating activities:

   Amortization & Depreciation    -0-             -0-         9,825
Changes in assets and liabilities:
Increase / (decrease) in
accrued expenses                2,271         (8,717)        28,749
         	_________       _____         ________

 Net cash provided by/(used in)
 operating activities          (2,008)       (10,148)      (227,308)
                              _________      _____         ________

Cash flows (used) for
 Investing Activities:
  Increase in investment
    in real estate               -0-          -0-          (166,376)
                                _____      _______        _________

Cash flows provided by
 (used for) financing
 activities:
 Proceeds from Loans payable-
 related parties (net)            2000        10,000         55,654

Proceeds from capital
 Contributions                   -0-            -0-         338,030
                               ______         _____         _______
                                 2000         10,000        393,684
                               ______         ______        _______

    Net change in cash          (  8)          (148)          -0-


    Cash - beginning               8            291           -0-
                               ______          _____        _______
    Cash - ending               $ -0-         $ 143         $ -0-
                               ======          =====        =======

See notes to the financial statements.
Page 4

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STATE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2003

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

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STATE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2003

INCOME TAXES (continued)

In accordance with FASB 109 due to the uncertainty of future operating profits the company has taken a 100% valuation allowance against the tax benefits resulting from the approximate $265,000 of net operating losses.

NOTE 2 PROPERTY, PLANT AND EQUIPMENT


Fixed assets are comprised of:                    2003      2002

     Computer equipment                          $1,825    $1,825
     Less: accumulated equipment                 (1,825)   (1,825)
                                                  _____     _____
        Net fixed assets                         $  -0-    $  -0-
                                                  =====     =====

NOTE 3 LOAN PAYABLE to RELATED PARTY

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

On April 16, 1996, the Company recapitalized by reducing its authorized stock from 500,000,000 shares; .0001 par value to 50,000,000 shares; .001 par value Pursuant to corporate resolution dated April 16, 1996, the Company approved a reverse split of its common stock 100 to 1. Effectively, the 170,000,000 shares outstanding was reduced to 1,700,000 shares.

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

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STATE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2003

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

NOTE 5 STOCK OPTION PLAN

On September 15, 2001, the Company approved a stock option for its CEO/ President for 100,000 shares of common stock @ $1.00 per share for the year ended March 31, 2002 and for the CEO/President and its two Corporate Directors for 150,000 shares of common stock each @ $1.50 per share for the year ended

March 31, 2003. No options have been exercised as of June 30, 2003.


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
OPERATION

At the end of the First Quarter the Company's cash continues to be $-0-and the assets totaled $166,376. The Company depended on continued Shareholder Loans, which total $55,654, for operating capital.

The Company has been in dispute with the Building Official of the Town of Ocean Ridge for over 2 years. Subdivision and plot layouts for the development of two luxury homes were previously approved by the Town officials and initially by the subsequent Manager. After the Company completed construction plans and executed a contract with the former Director Jack Brehm, the Town then changed its position after an adjacent neighbor complained of the loss of view which was not there prior to the clearing and filling of the lots. The Company was recently informed by Appellate Counsel that the Court ruled in favor of the Town

There were no revenues in the three month period ending 06/30/2003 nor were there revenues in the corresponding 2002 period. Total operating expenses for the First Quarter was $4,271. These expenses will be accrued and paid through additional Shareholder loans. Liabilities now total over $84,400.

In order to continue present operations, The Company will require sales deposits, construction/permanent financing for development and loans from shareholders to sustain operations. The Company and will continue to plan the development of real estate and consider acquisition of other real estate.

PLAN OF OPERATION

The Company plans to sell or exchange the owned lot to a Purchaser and may contract to build a luxury home. The proceeds from the sale and exchange of the lot will be used to acquire new real estate projects.

The Company may enter into a series of Joint Ventures (JV) with several prospective partners. The potential projects include a modular home factory, a river front casino operation and several mixed use PUDs. The Company plans to issue mortgaged backed, convertible debentures for each project.
The Company will work with institutional and private investors to place the debentures and finance each project on its own merits.

The Company will distribute a Shareholder stock dividend from the spinoff of the former subsidiary, Green Machine Management, Corp.(GMMC)upon receipt of a legal opinion which Counsel has determined the distribution may require a Registration. The dividend was effective to Shareholders of record on June 30, 2000.


ITEM 3.  DESCRIPTION OF PROPERTY

The Company has title to a vacant lot without any major encumbrances, located on the Intracoastal Waterway (ICW), Ocean Ridge, in central Palm Beach County, Florida. Mercard Credit Services, Corp., a former subsidiary, has agreed to joint venture the development of the adjacent lot with the Company.


ITEM 6.  EXECUTIVE COMPENSATION (See 8-K)

There is no plan to provide compensation or extend stock options at present however, the Company may provide for either or both when and if building operations commence or a suitable acquisition occurs.



PART II - OTHER INFORMATION   None


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


Dated: August 14, 2003




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


August 14, 2003

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