Form 10QSB
period 2003-09-30
GREEN MACHINE DEVELOPMENT CORP
filed 2003-11-26
CIK 1031829

U.S. SECURTIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
S.E.C. File #333-6388

Form 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT 1934 For the Second Quarter ending September 30, 2003

GREEN MACHINE DEVELOPMENT CORP.
(Name of small business issuer in its charter)

       FLORIDA                              65-0594832
(State of Incorporation)     (I.R.S. Employer Identification Number)

118 Queen Elizabeth Ct., N. Hutchinson Island, FL       34949
(Address of principle executive offices)               (Zip Code)

Issuers telephone number, including area code:   (772) 595.6069

Check whether issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months )or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing Requirement for the past 90 days. Yes (X) No ( )

There were 15,000,000 shares of common stock outstanding at September
30, 2003.

Transitional Small business Disclosure Format   (Check one):
Yes  __  N0 _X_

INDEX

PART I  Financial Information
   Item 1.  Financial Statements
            Balance Sheets as of March 31, 2003, audited and
              September 30, 2003 unaudited..........................2
            Statements of Operations for the six months ended
              September 30, 2003 and 2002 and for the period
              Commencing August 12, 1996 to September 30, 2003......3
            Statements of Cash Flows for the six months ended
              September 30, 2003 and 2002 and the period commencing
              August 12, 1996 to September 30, 2003.................4
            Notes to Financial Statements...........................5
   Item 2.  Managements Discussion and Analysis of Plan of
              Operation.............................................8
   Item 3.  Description of Property.................................9
   Item 5.  Subsequent Events.......................................9
   Item 6.  Executive Compensation..................................10
PART II  Other Information  None...................................10
   Certification Pursuant to 18 U.S.C. Section 1350                 10
   Certification....................................................11
   Signatures.......................................................12

GREEN MACHINE DEVELOPMENT, CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
SEPTEMBER 30, 2003 AND MARCH 31, 2003
                                      (unaudited)       (audited)
Assets
                                        9/30/03          3/31/03
Current Assets:
 Cash and Cash                           $-0-            $     8
                                       _________.........________
     Total Current Assets                $-0-                  8
Other Assets:
 Investment in Real Estate              166,376          166.376
 Organization Cost, (net of
 amortization of $8,000                   -0-                 -0-
                                       _________         ________

     Total other assets                 166,376          166,376

Property and equipment (net)              -0-                 -0-
                                       _________         ________

     Total Assets                      $166,376         $166,376
                                       =========        ========

Liabilities & Stockholders Equity
Current Liabilities
 Loan Payable,  related party            55,654           53,654
 Accrued Expense                         29,728           26,478
                                        _______           _______
     Total Current Liabilities           85,382           80,132
                                        ________          _______

Stockholders Equity
Common Stock, $0.01 par value
 50,000,000 shares authorized;
 15,000,000 and 11,700.000 shares issued
 and outstanding in 2001 and 2000,
 respectively                            15,000           15,000
Paid-In Capital                         336,155          336,155
Accumulated Deficit during development
 Stage                                 (266,861)        (266,861)
                                        _______          _______
                                         84,294           89,552
Less Treasury Stock, at Cost             (3,300)          (3,300)
                                        _______          ________
Total Stockholders Equity                80,994           86,252
                                        _______          ________

     Total Liabilities &
     Stockholders Equity               $166,376         $166,384
                                       ========         ========

The accompanying notes are an integral part of these financial
Statements.
Page 2

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
SIX MONTHSENDED SEPTEMBER 30, 2003 AND 2002 AND THE PERIOD
COMMENCING AUGUST 12, 1996 (INCEPTION) TO SEPTEMBER 30, 2003

                                                      Accumulated
                                                      Period from
                                                      3/12/96 to
                                                      9/30/03
                               2003        2002

Revenue                        $-0-        $-0-           $-0-

Operating Expenses            5,258        1,476         251,861
                              ______       _____        ________
Net (loss) before Non
 recurring items             (5,258)      (1,476)       (251,861)

Other income (expense)

Writeoff of deposit on
 Real estate                   -0-           -0-         (15,000)
                              _____       _______        ________

Net (loss) before provision
 for income taxes            (5,258)      (1,476)       (266,861)

Provision for income taxes     -0-           -0-            -0-
                              ______       _______       _________

Net (loss)                  ($5,258)     ($1,476)      ($266,861)
                             ======        =====         =======

Earnings (loss) per share     $0.00        $0.00
                             ======         =====

Weighted average number
 Of shares                 15,000,000     15,000,000
                           ==========     ==========

The accompanying notes are an integral part of these financial statements.

GREEN MANCHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                         2003             2003

Revenue                                 $ -0-            $ -0-

Operating Expenses                       979                45
                                         ___              ____

Net (loss) before Non recurring items   (979)              (45)

Other income (expense)                   -0-               -0-
                                         ___               ____

Net (loss) before provision for
 Income taxes                           (979)              (45)

Provision for income taxes               -0-                -0-
                                        _____              _____

Net (loss)                             ($979)             ($45)
                                        =====              =====

Earnings (loss) per share               $0.00             $0.00
                                        =====              =====

Weighted average number of shares  15,000,000         15,000,000
                                   ==========        ===========


The accompanying notes are an integral part of these financial statements.

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND THE PERIOD COMMENCING AUGUST 12,1996 THROUGH SEPTEMBER 30, 2003

                                                           Accumulated
                                                           Period From
                                                           8/12/96 to
                                       2003      2002      9/30/03

Cash flows from operations
 Net (loss)                          ($5,528)   ($1,476)   ($266,861)

 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:

  Amortization & Depreciation          -0-         -0-         9,825

Changes in assets and liabilities:
Increase / decrease in accrued
Expenses                              3,250      (8,717)      29,728
                                      _____       _____       ______

Net cash provided by/(used in)
 Operating activities                (2,278)    (10,193)    (227,308)
                                      _____      _______     ________

Cash flows (used) for investing
 activities:  Increase in investment
 in real estate                        -0-         -0-      (166,376)
                                      _____      _______    _________

Cash flows provided by (used for)
 financing activities;
 proceeds from Loans payable
 related parties (net)                  2000       10,000       55,654

Proceeds from capital Contributions      -0-         -0-       338,030
                                        _____      ______      _______

     Net change in cash               (  8)       (193)        -0-

     Cash  beginning                     8         291         -0-
                                      _____       _____      _______

     Cash  ending                     $ -0-       $ 98        $ -0-
                                      =====       ======     =======

See notes to the financial statements.

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF ACCOUNTING

The Companys policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles.

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

INVESTMENT IN REAL ESTATE

The Companys investment in real estate is stated at cost and related Costs have been capitalized.

FIXED ASSETS

Fixed assets are stated at cost and are depreciated over their Estimated useful lives (5 to 10 years), using the straight-line method Of depreciation. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 109. Accounting
For Income Taxes. Under SFAC no. 109. Deferred assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective basis. In accordance with FASH 109 due to the uncertainty of future operating

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

INCOME TAXES  (cont)

profits the company has taken a 100% valuation allowance against the tax benefits resulting from the approximate $265,000 of net operating losses.

INTERIM FINANCIAL STATEMENTS

The financial statements for the six and three months ended September 30, 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results of the six months are not indicative of a full year results.

NOTE 2  PROPERTY, PLANT AND EQUIPMENT


Fixed assets are comprised of:                 2003            2002

     Computer equipment                       $1,825          $1,1825
     Less: accumulated equipment              (1,825)         (1,825)
                                              ______           ______
          Net fixed assets                    $ -0-            $ -0-
                                              ======           ======

NOTE 3 LOAN PAYABLE   RELATED PARTY

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

GREEN MACHINE DEVELOPMENT CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE 4 CAPITAL TRANSACTIONS (cont)

On December 10, 1996, the Board of Directors approved a resolution whereby five million shares held by a principal shareholder was retired in order to induce investment financing.

On June 17, 1999, Viva Golf Manufacturing, Inc. accepted as a capital contribution all the issued and outstanding stock of Green Machine Management Corp., (a Florida Corporation). The Company Green Machine Management, Corp., became a wholly-owned subsidiary. On the same date the Company filed an Amendment to the Articles of Incorporation for a name change to Green Machine Development, Corp.

In June 2000, the Company distributed two parcels of real estate, book value of $238,107, the first was subject to an underlying mortgage of $25,000 to its wholly-owned subsidiaries Green Machine Management, Corp and the second to Mercard Credit Services Corp by an exchange of stock. The loan payable to a related party was capitalized as additional paid in capital of $336,155.

In January 2001, the Company entered into a proposed letter of intent with APARACOR International, Inc. As part of the business arrangement 3,300,000 shares of common stock was issued. This stock was returned when the business acquisition was not realized.

NOTE 5 STOCK OPTION PLAN

On September 15, 2001, the Company approved a stock option for its CEO/President for 100,000 shares of common stock @ $1.00 per share for the year ended March 31, 2002 and for the CEO/President and its two Corporate Directors for 150,000 shares of common stock each @ $1.50 per share for the year ended March 31, 2003. No options have been exercised as of September 30, 2003.


ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

At the end of the Second Quarter the Companys cash continues to be $-0- and the assets totaled $166,376. The Company continues to depend on Shareholder Loans, which total $55,654, for operating capital.

The Company has been in dispute with the Building Official of the Town of Ocean Ridge for over 2 years. Subdivision and plot layouts for the development of two luxury homes were previously approved by the Town officials and initially by the subsequent Manager. After the Company completed construction plans and executed a contract with the former Director Jack Brehm, the Town then changed its position after an adjacent neighbor complained of the loss of view which was not there prior to the clearing and filling of the lots. The Company was
Page 8
recently informed by Appellate Counsel that the Court ruled in favor of the Town.

There were no revenues in the three month period ending 09/30/2003 nor were there revenues in the corresponding 2002 period. Total operating expenses for the two Quarters was $5,250. Some expenses were accrued and part were paid through additional Shareholder loans. Liabilities now total over $85,382.

In order to continue present operations, the Company will require sales deposits, construction/permanent financing for development and loans from shareholders to sustain operations. The Company will continue to plan the development of real estate and consider acquisition of other real estate.

PLAN OF OPERATION

The Company plans to sell or exchange the owned lot to a Purchaser and may contract to build a luxury home. The proceeds from the sale and exchange of the lot will be used to acquire new real estate projects.

The Company may enter into a series of Joint Ventures (JV) with several prospective partners. The potential projects include a modular home factory, a river front casino operation and several mixed use PUDs.
The Company plans to issue mortgaged backed, convertible debentures or the private placement of unregistered stock to finance these projects. The Company will work with institutional and private investors to place debentures or stock and finance each project on its own merits.

The Company will distribute a Shareholder stock dividend from the spinoff of the former subsidiary, Green Machine Management, Corp.
(GMMC) upon receipt of a legal opinion which Counsel has determined the distribution will require Registration. The dividend was effective to Shareholders of record on June 30, 2000.

ITEM 3.  DESCRIPTION OF PROPERTY

The Company has title to a vacant lot without any major encumbrances, located on the Intracoastal Waterway (ICW), Ocean Ridge, in central Palm Beach County, Florida. Mercard Credit Services, Corp., a former subsidiary, has agreed to joint venture the development of the adjacent lot with the Company.

ITEM 5 SUBSEQUENT EVENTS

On November 7, 2003, the Company executed a private placement agreement with Aurora Two, a Bahamian I.B.C. for the sale of up to 12,000,000 shares of stock to be issued. The initial sale is for 3.300,000 shares which replaced the same amount formerly issued for the APARACORP acquisition which never materialized. The agreement provides for several requirements including a minimum price based on increased trading and share price. The Company will retain public relations and information forms to attain the goals and trigger the initial financing the year or third quarter.

The Company recently entered discussions for a reverse acquisition by a developer that has a purchase contract for over 1,000 acres in Palm Beach County. If a definitive agreement is reached, the Company expects to file an SB-2 Registration to raise $25,000,000, increase the shareholder base and stock price and apply for Small Cap listing with N.A.S.D.

Item 6 EXECUTIVE COMPENSATION (see 8-K)

The Company is planning to provide compensation and/or extend stock options in the near future. The Company will provide for either or both when and if building operations commence or a suitable acquisition occurs.

PART II   OTHER INFORMATION

None


CERTIFICATION PURSUANT TO 18 U.S.A. SECTION 1350 , AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C.

I, James L. Schmidt, the Principle Executive Officer and Principal Accounting Officer of Green Machine Development, Corporation (the Company), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1) the Quarterly Report of Form 10-QSB of the Company for the Second Quarter ended September 30, 2003 (the Report) fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated November 25, 2003

                                      /s/James L. Schmidt
                                      Name:  James L. Schmidt,
                                      Title:  President

CERTIFICATION

     I, James L. Schmidt II, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Green
Machine Development, Corporation:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to use by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2003

/s/James L. Schmidt II
Name:  James L. Schmidt II
Title:  President


Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Green Machine Development, Corp.
                                       (Registrant)

November 14, 2003                      /s/ James L. Schmidt II
                                       James L. Schmidt II
                                       Chief Executive Officer